Form 10-Q
period 1996-03-31
KAYE GROUP INC
filed 1996-05-14
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________    to ____________________


Commission file number              0-21988

                                 KAYE GROUP INC.
               (Exact name of registrant as specified in charter)

            Delaware                                     13-3719772
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                   122 East 42nd Street, New York, N.Y. 10168
                     (Address of principal executive office)
                                   (Zip code)

                                  212-338-2100
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x      No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 10, 1996 - 7,020,000


- - - Total number of pages filed including cover and under pages 18
- - - Exhibit index is located on page 16

                                 KAYE GROUP INC.

                                      INDEX

                                                                   PAGE NO.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
March 31, 1996 and December 31, 1995                                  3

Consolidated Statements of Income for the
three months ended March 31, 1996 and 1995                            5

Consolidated Statements of Cash Flows for the
three months ended March 31, 1996 and 1995                            7

Notes to Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                         11

PART II  OTHER INFORMATION                                            15

Item 1. - Financial Statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                   (in thousands, except par value per share)

                                                                                       March 31,                    December 31,
                                                                                         1996                           1995
                                                                                       --------                       --------
                                                                                     (UNAUDITED)
ASSETS:
INSURANCE BROKERAGE COMPANIES
Current Assets:
    Cash and cash equivalents
      ( including short term investments and funds held in a fiduciary
      capacity of $6,060 and  $7,528)                                                    $7,427                        $10,054
    Premiums  receivable (net of allowance of $214 and $202)                             37,799                         76,732
    Prepaid expenses and other assets                                                     2,420                          2,089
    Intercompany receivable                                                               2,780                          7,817
                                                                                       --------                       --------

    Total  current assets                                                                50,426                         96,692

Fixed assets ( net of accumulated depreciation of $6,839 and  $6,622)                     2,432                          2,565
Expiration lists ( net of accumulated amortization of $1,323 and  $1,231)                 2,369                          2,462
Deferred income taxes                                                                     2,226                          2,580
Other assets                                                                                672                            842
                                                                                       --------                       --------

    Total assets-insurance brokerage companies                                           58,125                        105,141
                                                                                       --------                       --------


PROPERTY AND CASUALTY COMPANIES
   Investments available-for-sale:

      Fixed maturities, at market value (amortized cost 1996, $35,238
             1995, $37,558)                                                              35,011                         38,002
      Equity securities, at market value (cost:1996 and 1995, $1,421)                     1,485                          1,506
      Short term investments, at cost, which approximates market value                    3,321                          3,150
                                                                                       --------                       --------

    Total investments                                                                    39,817                         42,658

    Cash and cash equivalents                                                             2,597                          1,712
    Accrued interest and dividends                                                          889                            991
    Premium balances receivable                                                           1,513                          3,506
    Premium balances receivable -Insurance Brokerage Companies                                                           3,099
    Prepaid reinsurance premiums                                                            308                            383
    Funds held under deposit contracts, at market value (amortized cost

           1996, $5,615 ; 1995, $5,590)                                                   5,608                          5,622
    Deferred acquisition costs                                                            2,433                          3,703
    Deferred income taxes                                                                   929                            358
   Other assets                                                                           2,619                          2,551
                                                                                       --------                       --------

   Total assets-property  and  casualty companies                                        56,713                         64,583
                                                                                       --------                       --------


CORPORATE
    Cash and cash equivalents                                                               546                          2,098
    Prepaid income taxes                                                                                                 1,261
    Prepaid and other assets                                                                434                            432
    Investments available-for-sale:
       Fixed maturities, at market value (amortized cost 1996  and 1995, $ 8)                 8                              8
       Equity securities, at market value (cost:1996 and 1995, $557)                        436                            436
    Deferred income taxes                                                                    41                             41
                                                                                       --------                       --------

    Total assets-corporate                                                                1,465                          4,276
                                                                                       --------                       --------


    Total assets                                                                       $116,303                       $174,000
                                                                                       ========                       ========


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                   (in thousands, except par value per share)

                                                                                      March 31,                    December 31,
                                                                                        1996                           1995
                                                                                      --------                       --------
                                                                                    (UNAUDITED)

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                  $38,098                        $77,636
     Premiums payable-Property and Casualty Companies                                                                   3,099
     Accounts payable and accrued liabilities                                            3,644                          6,256
     Notes payable                                                                         391                            415
     Deferred income taxes                                                                 715                          1,178
     Due to affiliates                                                                     141                            138
                                                                                      --------                       --------

     Total current liabilities                                                          42,989                         88,722

     Notes payable                                                                         469                            579
     Notes payable-KILP                                                                  6,000                          6,000
                                                                                      --------                       --------

    Total liabilities-insurance brokerage companies                                     49,458                         95,301
                                                                                      --------                       --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                    12,327                         12,671
     Unearned premium reserves                                                           7,916                         11,914
     Deposit contracts                                                                   5,057                          5,001
     Accounts payable and accrued liabilities                                            3,721                          2,918
     Reinsurance payable                                                                   195                            285
     Intercompany payable                                                                1,669                             84
                                                                                      --------                       --------

    Total liabilities-property and casualty companies                                   30,885                         32,873
                                                                                      --------                       --------

CORPORATE
Liabilities:
    Current liabilities:
     Accounts payable and accrued liabilities                                              348                          3,222
     Income taxes payable                                                                  228
     Intercompany payable                                                                1,111                          7,734
                                                                                      --------                       --------

    Total current liabilities                                                            1,687                         10,956

    Notes payable-long-term                                                              7,100                          7,100
                                                                                       --------                       --------

    Total liabilities-corporate                                                          8,787                         18,056
                                                                                      --------                       --------

    Total liabilities                                                                   89,130                        146,230
                                                                                      --------                       --------


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF
   KAYE HOLDING CORPORATION                                                              4,782                          4,888
                                                                                      --------                       --------

STOCKHOLDERS' EQUITY:

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized; none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized; 7,020 shares
           issued and outstanding                                                           70                             70
     Paid - in capital                                                                   7,776                          7,776
     Unrealized appreciation/(depreciation) of investments available-for-sale,
          net of deferred  income tax ( benefit), ( 1996, ( $82 ); 1995, $121)            (160)                           236
     Retained earnings                                                                  14,705                         14,800
                                                                                      --------                       --------

        Total stockholders' equity                                                      22,391                         22,882
                                                                                      --------                       --------

        Total liabilities and stockholders' equity                                    $116,303                       $174,000
                                                                                      ========                       ========

See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                    1996       1995
                                                                  -------    -------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees, net                                    $ 6,389    $ 7,275
     Commissions and fees, net -Property and Casualty Companies        13         10
     Interest and dividends                                           274        367
                                                                  -------    -------

     Total revenues                                                 6,676      7,652
                                                                  -------    -------

Expenses:
     Salaries and benefits                                          5,020      5,672
     Other operating expenses                                       3,239      3,297
                                                                  -------    -------

     Total operating expenses                                       8,259      8,969
                                                                  -------    -------

     Interest expense                                                 150        150
                                                                  -------    -------

     Loss before income taxes-insurance brokerage companies        (1,733)    (1,467)
                                                                  -------    -------


PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                             215      1,462
     Change in unearned premiums                                    3,923      3,164
                                                                  -------    -------

     Net premiums earned                                            4,138      4,626
     Net investment income                                            670        666
     Net realized gains (losses) on investments                        89         (4)
     Other income                                                     147        172
                                                                  -------    -------

     Total revenues                                                 5,044      5,460
                                                                  -------    -------

Expenses:
     Losses and loss expenses                                       1,433      1,543
     Acquisition costs  and general and administrative expenses     1,769      1,633
                                                                  -------    -------

     Total expenses                                                 3,202      3,176
                                                                  -------    -------

     Income before income taxes-property and casualty companies     1,842      2,284
                                                                  -------    -------


CORPORATE
Revenues:
     Net investment income                                             33         14
                                                                  -------    -------

Expenses:
     Other operating expenses                                          57         38
                                                                  -------    -------

     Total operating expenses                                          57         38
                                                                  -------    -------

     Interest expense                                                 133        155
                                                                  -------    -------

     Loss before income taxes-corporate                              (157)      (179)
                                                                  -------    -------

See notes to consolidated financial statements
                                       5

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                                   1996       1995
                                                                                 -------    -------
     Income (loss) before income taxes and  minority interest                        (48)       638
                                                                                 -------    -------

Provision (benefit) for income taxes:
     Current                                                                         288        599
     Deferred                                                                       (395)       (15)
                                                                                 -------    -------

     Total  provision (benefit) for income taxes                                    (107)       584
                                                                                 -------    -------

     Income before minority interest                                                  59         54

Minority interest                                                                    (11)       (10)
                                                                                 -------    -------

     NET INCOME                                                                  $    48    $    44
                                                                                 =======    =======


NET INCOME PER SHARE                                                             $  0.01    $  0.01
                                                                                 =======    =======


PRO FORMA NET INCOME

     Income (loss) before charge in lieu of income taxes and minority interest   ($   48)   $   638

     Charge (benefit) in lieu of income taxes                                       (107)       160
                                                                                 -------    -------

     Income before minority interest                                                  59        478

     Minority interest                                                               (11)       (84)
                                                                                 -------    -------

     PRO FORMA NET INCOME                                                        $    48    $   394
                                                                                 =======    =======


PRO FORMA NET INCOME PER SHARE                                                   $  0.01    $  0.06
                                                                                 =======    =======


                   Weighted average shares outstanding                             7,020      7,020
                                                                                 =======    =======


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                 (in thousands)
                                  (UNAUDITED)

                                                                        1996        1995
                                                                      --------    --------
Cash flows from operating activities:
Net income                                                            $     48    $     44
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Deferred acquisition costs                                       1,270       1,112
        Amortization of bond premium, net                                  128         101
        Deferred income taxes                                             (433)        (15)
        Net realized (gains) losses on investments                         (89)          4
        Net realized loss on sale of fixed assets                            8
        Depreciation and amortization expense                              456         418
        Minority interest                                                   11          10
        Change in assets and liabilities:
                Accrued interest and dividends                             102         166
                Premium balances receivable                             44,025      54,564
                Prepaid and other assets                                  (296)        339
                Unpaid losses and loss expenses                           (344)        (40)
                Unearned premiums                                       (3,998)     (3,162)
                Premiums payable                                       (42,637)    (51,774)
                Due to affiliated companies                                  3        (401)
                Income taxes payable                                     1,489        (409)
                Accounts payable and accrued liabilities                (4,773)     (1,918)
                                                                      --------    --------
                Net cash used in operating activities                   (5,030)       (961)
                                                                      --------    --------
Cash flows from investing activities:
Investments available - for - sale :
   Purchase of fixed maturities                                         (6,879)     (1,912)
   Purchase of short term investments                                     (171)     (5,600)
   Maturities of fixed maturities                                          350       1,440
   Sales of fixed maturities                                             8,845         701
Funds held under deposit contracts
   Purchase of fixed maturities                                                       (699)
   Purchase/sales of short term investments                               (707)       (366)
   Sales of fixed maturities                                               526
   Maturities of fixed maturities                                          140         150
Purchase of fixed assets                                                  (114)       (191)
                                                                      --------    --------
                Net cash provided by (used in) investing activities      1,990      (6,477)
                                                                      --------    --------
Cash flows from financing activities:
Receipts  under deposit contracts                                           56         850
Notes payable-repayment                                                   (134)       (386)
Increase in net advances from KILP                                                     110
Payment of dividends                                                      (176)       (176)
                                                                      --------    --------
                Net cash provided by (used in) financing activities       (254)        398
                                                                      --------    --------
Net change in cash and cash equivalents                                 (3,294)     (7,040)
Cash and cash equivalents at beginning of period                        13,864      16,756
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 10,570    $  9,716
                                                                      ========    ========

Supplemental cash flow disclosure:
        Interest expense paid                                         $    445    $    424
        Income taxes paid (recovered)                                 ($ 1,200)   $  1,008


See notes to consolidated financial statements.

                        KAYE GROUP INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)   General

The consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Form 10K. The December 31, 1995 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2)  Organization

Effective October 2, 1995 Old Lyme Holding Corporation ("Old Lyme") combined its operations with the insurance brokerage operations (the "Brokerage Business") of Kaye International, L.P. ("KILP") and changed its name to Kaye Group Inc. (the "Company"). For further details of the combination, reference is hereby made to the Company's Annual Report on Form 10K for the year ended December 31, 1995, as previously filed with the Commission.

3)  Changes in Accounting Policies

In October 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Income over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro-forma impact net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Income based on the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees".

Management is evaluating the effect of the new pronouncement on its stock option plans and has not determined which option for implementation will be utilized.

4)   Funds Held In Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers, are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short-term investments. The offsetting obligation is recorded in premiums payable.

5)   Notes Payable

The Company has a $10,000,000, revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. Currently $7,100,000 has been borrowed under this revolving line of credit. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of March 31, 1996, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the revolving line of credit is scheduled to be reduced commencing September 30, 1996 by $625,000 each quarter. Available credit as of the end of each respective years is $8,750,000 in 1996, $6,250,000 in 1997, $3,750,000 in 1998, $1,2250,000 in 1999 and none in 2000. The Company's required payments under the revolving line of credit for the respective years are $0 in 1996, $850,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999 and
$1,250,000 in 2000. Interest accrued under the revolving credit line for the three months ended March 31, 1996 was $133,000.

6) Income Taxes

The data reflecting a charge (benefit) in lieu of income taxes is presented on a proforma basis in the accompanying consolidated statements of income as if the income or loss, prior to the Transactions and the Restructuring, of various partnerships and S corporations, were taxed to those entities rather than to their partners or shareholders. For further details of the Transaction and Restructuring, reference is hereby made to the Company's Annual Report on Form 10K for the year ended December 31, 1995, as previously filed with the Commission.

The 1996 income tax benefit resulted from a taxable loss which was significantly higher than the financial statement loss due to permanent differences, the majority of which was tax-exempt income. In 1995 tax-exempt income was the principal reason for the reduction in the proforma effective tax rate.

7) Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. Common stock equivalents (originating in 1993) are not dilutive.

8) Dividends

On March 20, 1996, the Board of Directors declared a quarterly dividend of $.025 per share, payable April 19, 1996 to stockholders of record on March 29, 1996.

9) Acquisitions

Holding has continued discussions to acquire Arista Investors Corp. ("Arista"), the holding company of Arista Insurance Company, a New York insurance company writing statutory disability insurance. Holding's ownership in Arista is 205,000 shares of Common A stock or 10.6%. At March 31, 1996, this stock had a fair market value of $436,000.

10) Contingent Liabilities

In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. Subject to specified limits, the shareholders of predecessors to the Brokerage Business are responsible for any costs arising from those claims which were asserted prior to November 1, 1991, the date on which KILP was formed. In the opinion of management, the ultimate resolution of all asserted and potential claims both prior and subsequent to the formation of KILP, will not have a material effect on the consolidated financial position of the Company.

Certain subsidiaries of the Company have been named in two lawsuits by a former employee relating to such employee's termination and subsequent activities. The Company does not believe that such lawsuits would have a material adverse effect on the financial position of the Company.

As licensed brokers, certain subsidiaries of the Company are or may become parties to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries are presently involved in an administrative investigation by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. Whereas the Company is in discussions with the Department regarding settlement of such investigation, if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocations. KILP has agreed to indemnify Holding, the Company and its subsidiaries for any fines or settlement payments in excess of $300,000, relating to such investigation. Management does not believe the resolution of such issues will have a material adverse effect on the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Kaye Group Inc. (the "Company") owns 82.4% of the issued and outstanding stock of Kaye Holding Corp ("Holding") or ("Corporate") , which is the primary asset of the Company. The Company's business is conducted principally through the wholly owned subsidiaries of Holding.

     Following the Transactions,  the Company operates in two business segments:
(1) "Insurance Brokerage", which comprises the Brokerage Business and Program Brokerage (the "Insurance Brokerage Companies") and (2) "Property and Casualty Insurance", or "Insurance" which comprises the Insurance Companies and Claims Administration (the "Property and Casualty Companies").

     Historically, the commission income of Program Brokerage was recorded as a reduction of acquisition costs in the consolidated statements of income of Old Lyme. As a result of the Transactions, management includes the commission income and the other revenues and operating costs of Program Brokerage in the Insurance Brokerage segment for all periods presented. Accordingly, the revenues and expenses of the Property and Casualty Insurance segment will not be comparable to the amounts reported previously by Old Lyme.

Overview

     The Insurance Brokerage business derives its revenue principally from commissions associated with the placement of insurance coverage for corporate clients. These commissions are paid by the insurance carriers and are usually a fixed percentage of the total premiums. There is normally a lag between receipt of funds from the insured and payment to the insurance company. Investment of these funds over this period generates additional revenue in the form of interest income.

     The Insurance business underwrites property and casualty risks for insureds in the United States and is sold principally through specially designed Programs covering various types of businesses and properties which have similar risk characteristics. The Insurance business generally underwrites the first layer of insurance under the Programs and unaffiliated Program insurers provide coverage for losses above the first layer of risk. Substantially all of the Insurance business revenues are derived from premiums on this business, plus the investment income generated by the investment portfolio of the Insurance business.

     Insurance coverage under the Programs is provided through a variety of underwriting structures, including reinsurance arrangements where direct coverage may not be possible. RLI, an unaffiliated company, has had reinsurance agreements with the Property and Casualty Companies since 1982 to provide direct coverage in certain of such circumstances. Effective for policies written by RLI subsequent to January 1, 1992, RLI writes various policies from the first layer of risk under the Programs and cedes to the Property and Casualty Companies a certain percentage of premiums to purchase a stop loss policy in the event RLI's losses exceed a fixed percentage of net premiums written. In the event losses are less than the fixed percentage, the Insurance Brokerage Business will receive a contingent commission equal to such amount (net of fees paid to RLI). Only the premiums ceded to the Property and Casualty Companies for the stop loss policy are included in the net premiums written and earned for the Insurance business. For policies written by RLI prior to 1992, RLI ceded to the Property and Casualty Companies, on a quota share basis, substantially all of the premiums received by RLI on such policies.

     Corporate operations include those expenses not directly related to the Insurance Brokerage or Insurance businesses. These expenses are associated with being a public company and interest expense on corporate debt.

     A comprehensive analysis of the results of operations of the Company would not be meaningful without consideration of the following:

          The provision for income taxes, as reported in the historical financial statements, does not provide for any income taxes on certain subsidiaries of the Company prior to the combination on October 2, 1995 and the public offering on August 17, 1993. Prior to August 17, 1993, only one subsidiary (the domestic Insurance Company), was liable for Federal income taxes, while income taxes on Old Lyme Bermuda, Claims Administration, and Program Brokerage were paid by the shareholders or partners of the subsidiaries, and not by the Company. Prior to the Transactions on October 2, 1995, the Brokerage Partnerships and Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies, were liable for income taxes. Accordingly, the Company has presented a calculation of Pro Forma Income for the three months ended March 31, 1995 which reflects a charge in lieu of income taxes, as if all subsidiaries were included in the Company's consolidated Federal income tax return for all periods presented. Management believes this presentation will better present current and future comparisons of the effective tax rate and Federal and state income tax expense of the Company.

Results of Operations

Three Months ended March 31, 1996 compared with three months ended March 31, 1995

Insurance Brokerage Operations

     Total revenues in 1996 were $6,676,000 compared with $7,652,000 in 1995, a decrease of $976,000 (12.8%). The largest component, net earned commissions, was down $1,171,000 as a result of lost business exceeding new business. This decrease was partially offset by an increase of $288,000 in contingency income earned from non-affiliated carriers. Interest income decreased in 1996 by $93,000 primarily as a result of decreased funds available for investment and slightly lower interest rates. Salaries and related benefits decreased by $652,000 to $5,020,000 in 1996 compared to $5,672,000 in 1995. The Company continues to realize the effect of consolidating certain responsibilities which began in the latter part of 1994 and continued into 1995.

     Operating  expenses  (including   depreciation)  decreased  by  $58,000  to
$3,239,000  in  1996  compared   with   $3,297,000  in  1995.   The  effects  of
consolidating responsibilities have resulted in savings in certain operating expenses.

     Loss before income taxes and minority interest increased by $266,000 to $1,733,000 in 1996 from $1,467,000 in 1995. The benefit of significant decreases in salaries and related benefits, resulting from restructuring efforts, was offset by decreased revenues as discussed above.

Property and Casualty Insurance Operations

     Net premiums earned for 1996 decreased $488,000, or 10.5%, to $4,138,000 from $4,626,000 in 1995. This decrease was attributable to increased competition which was the major reason for lost business in the Restaurant and the Real Estate Programs. To be consistent with our overall underwriting philosophy, we chose not to write business if we believed that we could not make a solid underwriting profit on each account.

     Net realized gains on investments were $89,000 for 1996 compared to a loss of $4,000 in 1995. The realization of investment gains and losses is determined by market conditions, call features on certain securities and management's decision regarding the duration of maturity of the portfolio.

     The loss ratios for 1996 and 1995 were 34.6% and 33.4%, respectively. The increase in loss ratio is the result of an increase in the mix of business from property and umbrella coverage to general liability coverage, which traditionally experiences a higher loss ratio.

     The expense ratio (acquisition costs and general and administrative expenses) for 1996 and 1995 were 42.8% and 35.3%, respectively. The increase in expense ratio is due mainly to salaries allocated to the Insurance Companies for services performed by the Insurance Brokerage business contracted management incentive bonuses and additional fees for accounting and actuarial services.

     Income before income taxes and minority interest for the Insurance Companies is $1,842,000 in 1996 compared to $2,284,000, a decrease of $442,000 (19.4%). The decrease in operations was the result of the increase in combined ratio (loss ratio and expense ratio) of 8.7%, as discussed above.

Corporate

         The loss before income taxes and minority interest for Corporate, which includes those expenses not related to brokerage or insurance and interest expense on corporate debt, decreased by $22,000 to $157,000 in 1996 compared to $179,000 in 1995. This decrease was the result of restructuring of debt with a lower interest rate in the latter part of 1995.

Proforma Net Income (See Note 6)

     Charge (benefit) in lieu of income taxes for 1996 and 1995 was ($107,000) and $160,000, respectively. The 1996 benefit in lieu of income taxes resulted from a taxable loss which was significantly higher than the financial statement loss due to permanent differences, the majority of which were tax-exempt income. In addition, for 1995, tax-exempt income was the principal reason for the reduction in the proforma effective tax rate to 25%.

Financial Condition and Liquidity

     Total assets and liabilities decreased by approximately $58,000,000. Due to the cyclical nature of the business, accounts receivable and premiums payable fluctuate significantly from quarter to quarter. The collection of premiums receivable and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Program, effective December 20, 1995, accounted for the major portion of this decrease.

     Stockholders' equity decreased by $491,000 to $22,391,000 in 1996 from $22,882,000 in 1995. This decrease in equity resulted primarily from an increase in unrealized depreciation of investments (net of deferred taxes) of $480,000 and dividends paid of $176,000, offset by net income before minority interest of $59,000 and the decrease in minority interest of $106,000.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of March 31, 1996, the Company had cash and short term investments of $13,891,000. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     The Company has available a $10,000,000 revolving line of credit with a bank, the proceeds of which are available for general operating needs and acquisitions. At March 31, 1996, $7,100,000 is outstanding under the revolving line of credit. The loan is collateralized by the stock of the Insurance company subsidiaries.

     Management believes that the Company's operating cash flow, along with the cash equivalents and short term investments will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs during the next twelve months and the foreseeable future. The Company has no capital commitments that are material individually or in the aggregate.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a party to lawsuits arising in the normal course of business. Virtually all pending lawsuits in which the Property and Casualty Companies are a party, involve claims under policies underwritten or reinsured by such Companies. Management believes these lawsuits have been adequately provided for in its established loss and loss expense reserves and that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

     As licensed brokers, the Brokerage Businesses are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business. The majority of pending lawsuits involve insurance claims, errors and omissions, employment claims, and breaches of contract. The Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company and various of its subsidiaries have been named in two lawsuits by a former employee of Kaye Insurance Associates, L.P., relating to such employee's termination and subsequent activities. The Company does not believe that such lawsuits will have a material adverse effect on the financial position of the Company.

     As licensed brokers, the Brokerage Businesses are or may become parties to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries are presently involved in an administrative investigation by the New York Insurance Department relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. Whereas the Company is in discussions with the Department regarding settlement of such investigation, if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. KILP has agreed to indemnify Holding, the Company and the Brokerage Business for any fines or settlement payments in excess of $300,000 relating to such investigation. Management does not believe the resolution of such issue will have a material adverse effect on the Company.

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of
                  Securities Holders - None

Item 5.           Other Information - None

Item 6.             Exhibits and Reports on Form 8K

                    a) Exhibits:

Exhibit
Number              Description
- - ------              -----------

10.22 First Amendment to the Credit Agreement between Fleet National Bank Connecticut and Kaye Group Inc. dated March 31, 1996.

                    b) Reports on Form 8K

                   There were no reports on Form 8K filed for the period January 1, 1996 to March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KAYE GROUP INC.
                                  -----------------------------------
                                      Registrant

May 13, 1996                      /s/ Bruce D. Guthart
                                  -----------------------------------
                                  Bruce D. Guthart, President & CEO

May 13, 1996                      /s/ Frank Shechter
                                  -----------------------------------
                                  Frank Shechter Senior Vice President-Finance