Form 10-Q/A
period 1996-03-31
KAYE GROUP INC
filed 1996-08-14
CIK 907575

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-Q / A

  (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                       OR

  ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

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

             ------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x              No
    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 10, 1996 - 7,020,000

- -    Total number of pages filed including cover and under pages 18

- -    Exhibit index is located on page 15

                                Kaye Group Inc.
                            Commission File # 0-21988
                                   Form 10-Q/A

Form 10-Q is being amended to reflect the restatement of the provision (benefit) for income taxes, and the proforma charge (benefit) in lieu of income taxes for the first quarter of 1996 and deferred tax assets as of March 31, 1996. In addition, Exhibit Number 27 (Financial Data Schedule) is now attached.

Accordingly, Items 1, 2 and 6 are hereby amended in their entirety as follows:

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

Item 1. - Financial Statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                   (in thousands, except par value per share)

                                                                                   March 31,             December 31,
                                                                                     1996                   1995
                                                                                   --------               --------
                                                                                  (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current Assets:
  Cash and cash equivalents
    ( including short term investments and funds held in a fiduciary
    capacity of $ 6,060 and  $7,528)                                               $  7,427               $ 10,054
  Premiums  receivable (net of allowance of $214 and $202)                           37,799                 76,732
  Prepaid expenses and other assets                                                   2,420                  2,089
  Intercompany receivable                                                             2,780                  7,817
                                                                                   --------               --------
  Total  current assets                                                              50,426                 96,692

Fixed assets ( net of accumulated depreciation of $6,839 and $6,622)                  2,432                  2,565
Expiration lists ( net of accumulated amortization of $1.323 and $1,231)              2,369                  2,462
Deferred income taxes                                                                 1,451                  2,580
Other assets                                                                            672                    842
                                                                                   --------               --------
  Total assets-insurance brokerage companies                                         57,350                105,141
                                                                                   --------               --------

PROPERTY AND CASUALTY COMPANIES
  Investments available-for-sale:
    Fixed maturities, at market value (amortized cost 1996, $35,238
           1995, $37,558)                                                            35,011                 38,002
    Equity securities, at market value (cost:1996 & 1995, $1,421)                     1,485                  1,506
    Short term investments, at cost, which approximates market value                  3,321                  3,150
                                                                                   --------               --------
  Total investments                                                                  39,817                 42,658

  Cash and cash equivalents                                                           2,597                  1,712
  Accrued interest and dividends                                                        889                    991
  Premium balances receivable                                                         1,513                  3,506
  Premium balances receivable -Insurance Brokerage Companies                                                 3,099
  Prepaid reinsurance premiums                                                          308                    383
  Funds held under deposit contracts, at market value (amortized cost
         1996, $5,615; 1995, $5,590)                                                  5,608                  5,622
  Deferred acquisition costs                                                          2,433                  3,703
  Deferred income taxes                                                                 902                    358
  Other assets                                                                        2,619                  2,551
                                                                                   --------               --------
  Total assets-property & casualty companies                                         56,686                 64,583
                                                                                   --------               --------

CORPORATE
  Cash and cash equivalents                                                             546                  2,098
  Prepaid income taxes                                                                                       1,261
  Prepaid and other assets                                                              434                    432
  Investments available-for-sale:
    Fixed maturities, at market value (amortized cost 1996 & 1995, $8)                    8                      8
    Equity securities, at market value (cost:1996 & 1995, $557)                         436                    436
  Deferred income taxes                                                                  36                     41
                                                                                   --------               --------
  Total assets-corporate                                                              1,460                  4,276
                                                                                   --------               --------
  Total assets                                                                     $115,496               $174,000
                                                                                   ========               ========

See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                   (in thousands, except par value per share)

                                                                                   March 31,            December 31,
                                                                                     1996                   1995
                                                                                   --------               --------
                                                                                 (UNAUDITED)
INSURANCE BROKERAGE COMPANIES
Current liabilities:
  Premiums payable                                                                 $ 38,098               $ 77,636
  Premiums payable-Property and Casualty Companies                                                           3,099
  Accounts payable and accrued liabilities                                            3,644                  6,256
  Notes payable                                                                         391                    415
  Deferred income taxes                                                                                      1,178
  Due to affiliates                                                                     141                    138
                                                                                   --------               --------
  Total current liabilities                                                          42,274                 88,722

  Notes payable                                                                         469                    579
  Notes payable-KILP                                                                  6,000                  6,000
                                                                                   --------               --------
  Total liabilities-insurance brokerage companies                                    48,743                 95,301
                                                                                   --------               --------
PROPERTY AND CASUALTY COMPANIES
Liabilities:
  Unpaid losses and loss expenses                                                    12,327                 12,671
  Unearned premium reserves                                                           7,916                 11,914
  Deposit contracts                                                                   5,057                  5,001
  Accounts payable and accrued liabilities                                            3,721                  2,918
  Reinsurance payable                                                                   195                    285
  Intercompany payable                                                                1,669                     84
                                                                                   --------               --------
  Total liabilities-property and casualty companies                                  30,885                 32,873
                                                                                   --------               --------
CORPORATE
Liabilities:
  Current liabilities:
    Accounts payable and accrued liabilities                                            348                  3,222
    Income taxes payable                                                                228
    Intercompany payable                                                              1,111                  7,734
                                                                                   --------               --------
    Total current liabilities                                                         1,687                 10,956

    Notes payable-long-term                                                           7,100                  7,100
                                                                                   --------               --------
    Total liabilities-corporate                                                       8,787                 18,056
                                                                                   --------               --------
    Total liabilities                                                                88,415                146,230
                                                                                   --------               --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF
  KAYE HOLDING CORPORATION                                                            4,766                  4,888
                                                                                   --------               --------
STOCKHOLDERS' EQUITY:

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized; none issued or outstanding
  Common stock, $.01 par value; 20,000 shares authorized; 7,020 shares
    issued and outstanding                                                               70                     70
  Paid - in capital                                                                   7,776                  7,776
  Unrealized appreciation/(depreciation) of investments available-for-sale,
    net of deferred  income tax (benefit), (1996, ($82); 1995, $121)                   (160)                   236
  Retained earnings                                                                  14,629                 14,800
                                                                                   --------               --------
     Total stockholders' equity                                                      22,315                 22,882
                                                                                   --------               --------
     Total liabilities and stockholders' equity                                    $115,496               $174,000
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


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1996 and 1995
                    (in thousands, except per share amounts)

                                                                                    1996                   1995
                                                                                 -------                -------
     Income (loss) before income taxes and  minority interest                        (48)                   638
                                                                                 -------                -------
Provision (benefit) for income taxes:
     Current                                                                         288                    599
     Deferred                                                                       (303)                   (15)
                                                                                 -------                -------
     Total  provision (benefit) for income taxes                                     (15)                   584
                                                                                 -------                -------
     Income (loss) before minority interest                                          (33)                    54
Minority interest                                                                      6                    (10)
                                                                                 -------                -------
     NET INCOME (LOSS)                                                           ($   27)               $    44
                                                                                 -------                -------
NET INCOME PER SHARE                                                             $  0.00                $  0.01
                                                                                 -------                -------
PRO FORMA NET INCOME (LOSS)
     Income (loss) before  income taxes and minority interest                    ($   48)               $   638
     Charge (benefit) in lieu of income taxes                                        (15)                   160
                                                                                 -------                -------
     Income (loss) before minority interest                                          (33)                   478
     Minority interest                                                                 6                    (84)
                                                                                 -------                -------
     PRO FORMA NET INCOME (LOSS)                                                 ($   27)               $   394
                                                                                 -------                -------
PRO FORMA NET INCOME PER SHARE                                                   $  0.00                $  0.06
                                                                                 -------                -------
         Weighted average shares outstanding                                       7,020                  7,020
                                                                                 -------                -------

See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                 (in thousands)
                                    UNAUDITED

                                                                                    1996                 1995
                                                                                  --------             --------
Cash flows from operating activities:
Net income (loss)                                                                 ($    27)            $     44
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Deferred acquisition costs                                                         1,270                1,112
  Amortization of bond premium, net                                                    128                  101
  Deferred income taxes                                                               (341)                 (15)
  Net realized (gains) losses on investments                                           (89)                   4
  Net realized loss on sale of fixed assets                                              8
  Depreciation and amortization expense                                                456                  418
  Minority interest                                                                     (6)                  10
  Change in assets and liabilities:
      Accrued interest and dividends                                                   102                  166
      Premium balances receivable                                                   44,025               54,564
      Prepaid and other assets                                                        (296)                 339
      Unpaid losses and loss expenses                                                 (344)                 (40)
      Unearned premiums                                                             (3,998)              (3,162)
      Premiums payable                                                             (42,637)             (51,774)
      Due to affiliated companies                                                        3                 (401)
      Income taxes payable                                                           1,489                 (409)
      Accounts payable and accrued liabilities                                      (4,773)              (1,918)
                                                                                  --------             --------

      Net cash used in operating activities                                         (5,030)                (961)
                                                                                  --------             --------
Cash flows from investing activities:
Investments available - for - sale :
   Purchase of fixed maturities                                                     (6,879)              (1,912)
   Purchase of short term investments                                                 (171)              (5,600)
   Maturities of fixed maturities                                                      350                1,440
   Sales of fixed maturities                                                         8,845                  701
Funds held under deposit contracts
   Purchase of fixed maturities                                                                            (699)
   Purchase/sales of short term investments                                           (707)                (366)
   Sales of fixed maturities                                                           526
   Maturities of fixed maturities                                                      140                  150
Purchase of fixed assets                                                              (114)                (191)
                                                                                  --------             --------

      Net cash provided by (used in) investing activities                            1,990               (6,477)
                                                                                  --------             --------

Cash flows from financing activities:
Receipts  under deposit contracts                                                       56                  850
Notes payable-repayment                                                               (134)                (386)
Increase in net advances from KILP                                                                          110
Payment of dividends                                                                  (176)                (176)
                                                                                  --------             --------

      Net cash provided by (used in) financing activities                             (254)                 398
                                                                                  --------             --------

Net change in cash and cash equivalents                                             (3,294)              (7,040)
Cash and cash equivalents at beginning of period                                    13,864               16,756
                                                                                  --------             --------

Cash and cash equivalents at end of period                                        $ 10,570             $  9,716
                                                                                  --------             --------

Supplemental cash flow disclosure:
  Interest expense paid                                                           $    445             $    424
  Income taxes paid (refunds)                                                     ($ 1,200)            $  1,008

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

The bank's commitment under the revolving line of credit is scheduled to be reduced commencing September 30, 1996 by $625,000 each quarter. Available credit as of the end of each respective year is $8,750,000 in 1996, $6,250,000 in 1997, $3,750,000 in 1998, $1,2250,000 in 1999 and none in 2000. The Company's required payments under the revolving line of credit for the respective years are $0 in 1996, $850,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999 and $1,250,000 in
2000. Interest accrued under the revolving credit line for the three months ended March 31, 1996 was $133,000.

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

     The expense ratio (acquisition costs and general and administrative expenses) for 1996 and 1995 were 42.8% and 35.3%, respectively. The increase in expense ratio is due mainly to salaries allocated to the Insurance Companies for services performed by the Insurance Brokerage business, contracted management incentive bonuses and additional fees for accounting and actuarial services.

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

Proforma Net Income (See Note 6)

     Charge (benefit) in lieu of income taxes for 1996 and 1995 was ($15,000) and $160,000, respectively. (For 1995, tax-exempt income was the principal reason for the reduction in the proforma effective tax rate to 25%.)

Financial Condition and Liquidity

     Total assets and liabilities decreased by approximately $59,000,000 and $58,000,000, respectively. Due to the cyclical nature of the business, accounts receivable and premiums payable fluctuate significantly from quarter to quarter. The collection of premiums receivable and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Program, effective December 20, 1995, accounted for the major portion of this decrease.

     Stockholders' equity decreased by $567,000 to $22,315,000 in 1996 from $22,882,000 in 1995. This decrease in equity resulted primarily from an increase in unrealized depreciation of investments (net of deferred taxes) of $480,000, dividends paid of $176,000, net loss before minority interest of $33,000 and the decrease in minority interest of $122,000.

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

                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K

          a)   Exhibits:

Exhibit
Number    Description
- ------    -----------
10.22 First Amendment to the Credit Agreement between Fleet National Bank Connecticut and Kaye Group Inc. dated March 31, 1996. (Incorporated by reference from Form 10Q dated May 13, 1996.)

27        Financial Data Schedule

          b)   Reports on Form 8K

          There were no reports on Form 8K filed for the period January 1, 1996 to March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KAYE GROUP INC.
                                     ----------------------------------
                                          Registrant

August 12, 1996                      /s/ Bruce D. Guthart
                                     ----------------------------------
                                     Bruce D. Guthart, President &
                                     Chief Executive Officer

August 12, 1996                      /s/ Michael P. Sabanos
                                     ----------------------------------
                                     Michael P. Sabanos, Senior Vice President &
                                     Chief Financial Officer