Form 10-Q
period 1996-06-30
KAYE GROUP INC
filed 1996-08-14
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

Yes __x__             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 12, 1996 - 7,020,000


- - -    Total number of pages filed including cover and under pages 19

- - -    Exhibit index is located on page 17

                                 KAYE GROUP INC.

                                      INDEX

                                                                       PAGE NO.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
June 30, 1996 and December 31, 1995                                      3

Consolidated Statements of Income for the three months
and six months ended June 30, 1996 and 1995                              5

Consolidated Statements of Cash Flows for the
six months ended June 30, 1996 and 1995                                  7

Notes to Consolidated Financial Statements                               8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                           11

PART II  OTHER INFORMATION                                              16

Item 1. - Financial Statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                   (in thousands, except par value per share)

                                                                                                         June 30,       December 31,
                                                                                                           1996            1995
                                                                                                        -----------     ------------
                                                                                                        (UNAUDITED)
ASSETS:
INSURANCE BROKERAGE COMPANIES
Current Assets:
    Cash and cash equivalents
      (including short term investments and funds held in a fiduciary
      capacity of $11,428 and $7,528)                                                                     $ 12,527        $ 10,054
    Premiums  receivable (net of allowance of $226 and $202)                                                46,852          76,732
    Prepaid expenses and other assets                                                                        1,912           2,089
    Intercompany receivable                                                                                  3,039           7,817
                                                                                                          --------        --------
    Total  current assets                                                                                   64,330          96,692

Fixed assets ( net of accumulated depreciation of $ 7,065 and $6,622)                                        2,240           2,565
Expiration lists ( net of accumulated amortization of $1,415 and $1,231)                                     2,277           2,462
Deferred income taxes                                                                                          823           2,580
Other assets                                                                                                   473             842
                                                                                                          --------        --------
    Total assets-insurance brokerage companies                                                              70,143         105,141
                                                                                                          --------        --------
PROPERTY AND CASUALTY COMPANIES
   Investments available-for-sale:
      Fixed maturities, at market value (amortized cost 1996, $36,018
        1995, $37,558)                                                                                      35,480          38,002
      Equity securities, at market value (cost: 1996 & 1995, $1,421)                                         1,476           1,506
      Short term investments, at cost, which approximates market value                                       2,100           3,150
                                                                                                          --------        --------
    Total investments                                                                                       39,056          42,658

    Cash and cash equivalents                                                                                3,259           1,712
    Accrued interest and dividends                                                                             962             991
    Premium balances receivable                                                                              2,758           3,506
    Premium balances receivable -Insurance Brokerage Companies                                                               3,099
    Prepaid reinsurance premiums                                                                               760             383
    Funds held under deposit contracts, at market value (amortized cost
      1996, $5,628; 1995, $5,590)                                                                            5,619           5,622
    Deferred acquisition costs                                                                               2,467           3,703
    Deferred income taxes                                                                                      954             358
    Intercompany receivable                                                                                    303
    Other assets                                                                                             2,509           2,551
                                                                                                          --------        --------
    Total assets-property & casualty companies                                                              58,647          64,583
                                                                                                          --------        --------

CORPORATE
    Cash and cash equivalents                                                                                1,467           2,098
    Prepaid income taxes                                                                                       772           1,261
    Prepaid and other assets                                                                                   311             432
    Investments available-for-sale:
       Fixed maturities, at market value (amortized cost 1996, $9; 1995, $8)                                     9               8
       Equity securities, at market value (cost:1996 & 1995, $557)                                             512             436
    Deferred income taxes                                                                                        1              41
                                                                                                          --------        --------
    Total assets-corporate                                                                                   3,072           4,276
                                                                                                          --------        --------

    Total assets                                                                                          $131,862        $174,000
                                                                                                          ========        ========


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                   (in thousands, except par value per share)

                                                                                                         June 30,       December 31,
                                                                                                           1996            1995
                                                                                                        -----------     ------------
                                                                                                        (UNAUDITED)
INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                                     $ 51,524        $ 77,636
     Premiums payable-Property and Casualty Companies                                                          763           3,099
     Accounts payable and accrued liabilities                                                                4,271           6,256
     Notes payable                                                                                             357             415
     Deferred income taxes                                                                                       0           1,178
     Due to affiliates                                                                                         142             138
                                                                                                          --------        --------
     Total current liabilities                                                                              57,057          88,722
     Notes payable                                                                                             435             579
     Notes payable-KILP                                                                                      6,000           6,000
                                                                                                          --------        --------
    Total liabilities-insurance brokerage companies                                                         63,492          95,301
                                                                                                          --------        --------
PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                                        13,455          12,671
     Unearned premium reserves                                                                               8,168          11,914
     Deposit contracts                                                                                       5,094           5,001
     Accounts payable and accrued liabilities                                                                3,950           2,918
     Reinsurance payable                                                                                       151             285
     Intercompany payable                                                                                        0              84
                                                                                                          --------        --------
    Total liabilities-property and casualty companies                                                       30,818          32,873
                                                                                                          --------        --------
CORPORATE
Liabilities:
    Current liabilities:
     Accounts payable and accrued liabilities                                                                  233           3,222
     Intercompany payable                                                                                    3,342           7,734
                                                                                                          --------        --------
    Total current liabilities                                                                                3,575          10,956
    Notes payable-long-term                                                                                  7,100           7,100
                                                                                                          --------        --------
    Total liabilities-corporate                                                                             10,675          18,056
                                                                                                          --------        --------
    Total liabilities                                                                                      104,985         146,230
                                                                                                          --------        --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN EQUITY OF
   KAYE HOLDING CORPORATION                                                                                  4,730           4,888
                                                                                                          --------        --------
STOCKHOLDERS' EQUITY:
Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized; none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized; 7,020 shares issued and outstanding                70              70
     Paid - in capital                                                                                       7,776           7,776
     Unrealized appreciation/(depreciation) of investments available-for-sale,
          net of deferred  income tax (benefit), (1996, ($152); 1995, $121)                                   (295)            236
     Retained earnings                                                                                      14,596          14,800
                                                                                                          --------        --------
        Total stockholders' equity                                                                          22,147          22,882
                                                                                                          --------        --------
        Total liabilities and stockholders' equity                                                        $131,862        $174,000
                                                                                                          ========        ========


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              -----------------------       -----------------------
                                                                                1996           1995           1996           1995
                                                                              --------       --------       --------       --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees, net                                                $  5,980       $  5,871       $ 12,369       $ 13,146
     Commissions and fees, net - Property and Casualty Companies                   397             85            410             95
     Net investment income                                                         170            214            444            581
                                                                              --------       --------       --------       --------

     Total revenues                                                              6,547          6,170         13,223         13,822
                                                                              --------       --------       --------       --------

Expenses:
     Salaries and benefits                                                       4,698          5,221          9,718         10,893
     Other operating expenses                                                    3,186          3,333          6,425          6,630
                                                                              --------       --------       --------       --------

     Total operating expenses                                                    7,884          8,554         16,143         17,523
                                                                              --------       --------       --------       --------

     Interest expense                                                              150            150            300            300
                                                                              --------       --------       --------       --------

     Loss before income taxes-insurance brokerage companies                     (1,487)        (2,534)        (3,220)        (4,001)
                                                                              --------       --------       --------       --------


PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                        4,674           (287)         4,889          1,175
     Change in unearned premiums                                                  (264)         4,488          3,659          7,652
                                                                              --------       --------       --------       --------

     Net premiums earned                                                         4,410          4,201          8,548          8,827
     Net investment income                                                         598            750          1,268          1,416
     Net realized gains on investments                                               5             22             94             18
     Other income                                                                  207            252            354            424
                                                                              --------       --------       --------       --------

     Total revenues                                                              5,220          5,225         10,264         10,685
                                                                              --------       --------       --------       --------

Expenses:
     Losses and loss expenses                                                    1,519            912          2,952          2,455
     Acquisition costs and general and administrative expenses                   1,714          1,460          3,483          3,093
                                                                              --------       --------       --------       --------

     Total expenses                                                              3,233          2,372          6,435          5,548
                                                                              --------       --------       --------       --------

     Income before income taxes-property and casualty companies                  1,987          2,853          3,829          5,137
                                                                              --------       --------       --------       --------


CORPORATE
Revenues:
     Net investment income (loss)                                                   13            (25)            46            (11)

Expenses:
     Operating expenses                                                             78              9            135             47
     Interest expense                                                              132            263            265            418
                                                                              --------       --------       --------       --------

     Loss before income taxes-corporate                                       ($   197)      ($   297)      ($   354)      ($   476)
                                                                              --------       --------       --------       --------


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              -----------------------       -----------------------
                                                                                1996           1995           1996           1995
                                                                              --------       --------       --------       --------
     Income before income taxes and minority interest                         $    303       $     22       $    255       $    660
                                                                              --------       --------       --------       --------

Provision (benefit) for income taxes:
     Current                                                                      (599)           684           (311)         1,283
     Deferred                                                                      690           (171)           388           (186)
                                                                              --------       --------       --------       --------

     Total income taxes                                                             91            513             77          1,097
                                                                              --------       --------       --------       --------

     Income (loss) before minority interest                                        212           (491)           178           (437)

Minority interest                                                                   37            (87)            31            (77)
                                                                              --------       --------       --------       --------

     NET INCOME (LOSS)                                                        $    175       ($   404)      $    147       ($   360)
                                                                              ========       ========       ========       ========


NET INCOME (LOSS) PER SHARE                                                   $   0.02       ($  0.06)      $   0.02       ($  0.05)
                                                                              ========       ========       ========       ========



PRO FORMA NET INCOME (Note 6)

     Income before charge in lieu of income taxes and
     minority interest                                                        $    303       $     22       $    255       $    660

     Charge in lieu of income taxes                                                 91              6             77            185
                                                                              --------       --------       --------       --------

     Income before minority interest                                               212             16            178            475

     Minority interest                                                              37              3             31             84
                                                                              --------       --------       --------       --------

     PRO FORMA NET INCOME                                                     $    175       $     13       $    147       $    391
                                                                              ========       ========       ========       ========


PRO FORMA NET INCOME PER SHARE                                                $   0.02       $   0.00       $   0.02       $   0.06
                                                                              ========       ========       ========       ========


            Weighted average shares outstanding                                  7,020          7,020          7,020          7,020
                                                                              ========       ========       ========       ========


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1996 and 1995
                                 (in thousands)
                                    UNAUDITED

                                                                                                          1996               1995
                                                                                                        --------           --------
Cash flows from operating activities:
Net income (loss)                                                                                       $    147           ($   360)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Deferred acquisition costs                                                                               1,236              2,432
  Amortization of bond premium, net                                                                          337                202
  Deferred income taxes                                                                                      354               (165)
  Net realized (gains) losses on investments                                                                 (94)                31
  Net realized loss on sale of fixed assets                                                                   19                  0
  Depreciation and amortization expense                                                                      985                843
  Minority interest                                                                                           31                (77)
  Change in assets and liabilities:
      Accrued interest and dividends                                                                          29               (130)
      Premium balances receivable                                                                         33,350             49,883
      Prepaid and other assets                                                                               286                (12)
      Unpaid losses and loss expenses                                                                        784               (123)
      Unearned premiums                                                                                   (3,746)            (6,869)
      Premiums payable                                                                                   (28,448)           (19,754)
      Due to affiliated companies                                                                              4               (265)
      Income taxes payable                                                                                   489               (929)
      Accounts payable and accrued liabilities                                                            (4,076)            (2,092)
                                                                                                        --------           --------

      Net cash provided by operating activities                                                            1,687             22,615
                                                                                                        --------           --------

Cash flows from investing activities:
Investments available - for - sale :
   Purchase of fixed maturities                                                                           (8,664)            (4,344)
   Purchase of equity securities                                                                                                (45)
   Purchase of short term investments                                                                                        (1,800)
   Maturities of fixed maturities                                                                          1,302              2,117
   Sales of fixed maturities                                                                               8,707              5,146
   Sales of short term investments                                                                         1,050
Funds held under deposit contracts:
   Purchase of fixed maturities                                                                             (469)            (1,043)
   Purchase/sales of short term investments                                                                 (270)             1,338
   Sales of fixed maturities                                                                                 526              1,537
   Maturities of fixed maturities                                                                            140                150
Purchase of fixed assets                                                                                    (159)              (197)
                                                                                                        --------           --------

      Net cash provided by investing activities                                                            2,163              2,859
                                                                                                        --------           --------

Cash flows from financing activities:
Receipts (payments)  under deposit contracts                                                                  93             (2,061)
Notes payable-repayment                                                                                     (203)            (7,327)
Proceeds from borrowings                                                                                                      7,268
Increase in net advances from KILP                                                                                              194
Payment of dividends                                                                                        (351)              (351)
                                                                                                        --------           --------

      Net cash used in financing activities                                                                 (461)            (2,277)
                                                                                                        --------           --------

Net change in cash and cash equivalents                                                                    3,389             23,197
Cash and cash equivalents at beginning of period                                                          13,864             16,756
                                                                                                        --------           --------

Cash and cash equivalents at end of period                                                              $ 17,253             39,953
                                                                                                        ========             ======

Supplemental cash flow disclosure:
  Interest expense paid                                                                                 $    565           $    915
  Income taxes paid (refunds)                                                                          ($    800)          $  2,212


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)   General

The consolidated financial statements as of June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes in Kaye Group Inc's 1995 Form 10K. The December 31, 1995 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3)   Changes in Accounting Policies

In October 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Income over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Income based on the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees".

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

5)   Notes Payable

The Company has a $10,000,000, revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. Currently $7,100,000 has been borrowed under this revolving line of credit. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of June 30, 1996, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the revolving line of credit is scheduled to be reduced commencing September 30, 1996 by $625,000 each quarter. Available credit as of the end of each respective year is $8,750,000 in 1996, $6,250,000 in 1997, $3,750,000 in 1998, $1,250,000 in 1999 and none in 2000. The Company's required payments under the revolving line of credit for the respective years are $0 in 1996, $850,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999 and $1,250,000 in
2000. Interest accrued under the revolving credit line for the six months ended June 30, 1996 was approximately $265,000.

6)   Income Taxes

The provision for income taxes, as reported in the historical financial statements, does not provide for any income taxes on certain subsidiaries of the Company prior to the combination on October 2, 1995 and the public offering on August 17, 1993. Prior to August 17, 1993, only one subsidiary (the domestic Insurance Company), was liable for Federal income taxes, while income taxes on Old Lyme Bermuda, Claims Administration, and Program Brokerage were paid by the shareholders or partners of these subsidiaries, and not by the Company. Prior to the Transactions on October 2, 1995, the Brokerage Partnerships and Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies, were liable for income taxes.

The data reflecting a charge in lieu of income taxes is presented on a pro forma basis in the accompanying consolidated statements of income as if the income or loss, prior to the Transactions and the Restructuring, of various partnerships and S corporations, were taxed to those entities rather than to their partners or shareholders. For further details of the Transaction and Restructuring, reference is hereby made to the Company's Annual Report on Form 10K for the year ended December 31, 1995, as previously filed with the Commission.

7)   Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. Common stock equivalents (originating in 1993) are not dilutive.

8)   Dividends

On June 20, 1996, the Board of Directors declared a quarterly dividend of $.025 per share, payable July 19, 1996 to stockholders of record on June 28, 1996.

9)   Contingent Liabilities

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

The Company settled the lawsuits involving a former employee relating to such employee's termination and subsequent activities. The settlement did not have a material adverse effect on the financial position of the Company.

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

Insurance coverage under the Programs is provided through a variety of underwriting structures, including reinsurance arrangements where direct coverage may not be possible. RLI Corp. ("RLI"), an unaffiliated company, has had reinsurance agreements with the Property and Casualty Companies since 1982 to provide direct coverage in certain of such circumstances. For policies written by RLI subsequent to January 1, 1992, RLI writes the first layer of risk under the Programs and cedes to the Property and Casualty Companies a certain percentage of premiums to purchase a stop loss policy in the event RLI's losses exceed a fixed percentage of net premiums written. In the event losses are less than the fixed percentage, the Insurance Brokerage business will receive a contingent commission equal to such amount (net of fees paid to RLI). Only the premiums ceded to the Property and Casualty Companies for the stop loss policy are included in the net premiums written and earned for the Insurance business. For policies written by RLI prior to 1992, RLI ceded to the Property and Casualty Companies, on a quota share basis, substantially all of the premiums received by RLI on such policies.

Corporate operations include those revenues and expenses not directly related to the Insurance Brokerage or Insurance businesses. The expenses primarily are associated with being a public company and interest expense on corporate debt.

A comprehensive analysis of the results of operations of the Company would not be meaningful without consideration of the following:

     The provision for income taxes, as reported in the historical financial statements, does not provide for any income taxes on certain subsidiaries of the Company prior to the combination on October 2, 1995 and the public offering on August 17, 1993. Prior to August 17, 1993, only one subsidiary (the domestic Insurance Company), was liable for Federal income taxes, while income taxes on Old Lyme Bermuda, Claims Administration, and Program Brokerage were paid by the shareholders or partners of these subsidiaries, and not by the Company. Prior to the Transactions on October 2, 1995, the Brokerage Partnerships and Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies, were liable for income taxes. Accordingly, the Company has presented a calculation of Pro Forma Income for the three months and six months ended June 30 1995 which reflects a charge in lieu of income taxes, as if all subsidiaries were included in the Company's consolidated Federal income tax return for all periods presented. Management believes this presentation will better present current and future comparisons of the effective tax rate and Federal and state income tax expense of the Company.

Results of Operations

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Insurance Brokerage Operations

Total revenues in 1996 were $6,547,000 compared with $6,170,000 in 1995, an increase of $377,000 (6%). The largest component of revenues, net commissions and fees, was up $421,000 (7%) due to increased commissions on the Residential Real Estate program and an increase in contingent income earned from non-affiliated carriers partially offset by lost business exceeding new business. Investment income decreased in 1996 by $44,000 primarily as a result of decreased funds available for investment and slightly lower interest rates.

Salaries and benefits decreased by $523,000 (10%) to $4,698,000 in 1996 compared to $5,221,000 in 1995. This decrease is the result of the lower compensation earned under incentive contracts, discontinuance of the Company's defined benefit pension plan, refunds received on group medical insurance and the consolidating of responsibilities.

Other operating expenses (including depreciation) decreased by $147,000 (4%) to $3,186,000 in 1996 compared with $3,333,000 in 1995. The effect of consolidating responsibilities has resulted in savings in certain operating expenses.

Loss before income taxes decreased by $1,047,000 (41%) to $1,487,000 in 1996 from $2,534,000 in 1995. The improved operating result was due to increased revenues and the decrease in salaries and benefits, as discussed above.

Property and Casualty Insurance Operations

Net premiums earned for 1996 increased $209,000 (5%), to $4,410,000 from $4,201,000 in 1995. This increase was primarily attributable to growth in the Residential Real Estate Program, partially offset by the Company's decision to insure a greater portion of the risks with unaffiliated insurers in the Restaurant Program.

Net investment income for 1996 decreased $152,000 (20%) to $598,000 from $750,000 in 1995 as a result of a decline in investments caused by the redemption of Old Lyme Bermuda's preferred stock.

The loss ratios for 1996 and 1995 were 35% and 22%, respectively. The increase in the loss ratio is the result of an increase in the mix of business from property and umbrella coverage to general liability coverage, which traditionally experiences a higher loss ratio.

The expense ratios (acquisition costs and general and administrative expenses) for 1996 and 1995 were 39% and 35%, respectively. The increase in the expense ratio is due primarily to additional professional fees for accounting, legal and actuarial services.

Income before income taxes for the Insurance Companies was $1,987,000 in 1996 compared to $2,853,000, a decrease of $866,000 (30%). The decrease in operations was the result of reduced investment income and the increase in the combined ratio (loss ratio and expense ratio) of 17%, as discussed above.

Corporate

The loss before income taxes, which includes those expenses not related to brokerage or insurance operations and interest expense on corporate debt, decreased by $100,000 (34%) to $197,000 in 1996 compared to $297,000 in 1995.
This decrease was the result of costs incurred in the restructuring of debt to a lower interest rate during the second quarter of 1995.

Pro forma Net Income (See Note 6)

The pro forma presentation for 1995 includes the effect of a tax benefit from the brokerage operations which were not combined into the Company until October 2, 1995.

Six months ended June 30, 1996 compared
with six months ended June 30, 1995

Insurance Brokerage Operations

Total revenues in 1996 were $13,223,000 compared with $13,822,000 in 1995, a decrease of $599,000 (4%). The largest component of revenues, net commissions and fees, was down $462,000 (3%) as a result of lost business exceeding new business partially offset by an increase in contingent income earned from non-affiliated carriers. Investment income decreased in 1996 by $137,000 (24%) primarily as a result of decreased funds available for investment and slightly lower interest rates.

Salaries and benefits decreased by $1,175,000 (11%) to $9,718,000 in 1996 compared to $10,893,000 in 1995. This decrease is the result of lower compensation earned under incentive contracts, discontinuance of the Company's defined benefit pension plan, refunds received on group medical insurance and the consolidating of certain responsibilities.

Other operating expenses (including depreciation) decreased by $205,000 (3%) to $6,425,000 in 1996 compared with $6,630,000 in 1995. The effect of consolidating responsibilities has resulted in savings in certain operating expenses.

Loss before income taxes decreased by $781,000 (20%) to $3,220,000 in 1996 from $4,001,000 in 1995. The benefit of significant decreases in salaries and benefits resulting from restructuring efforts was offset by decreased revenues, as discussed above.

Property and Casualty Insurance Operations

Net premiums earned for 1996 decreased $279,000 (3%), to $8,548,000 from $8,827,000 in 1995. This decrease was attributable to the Company's decision to insure a greater portion of the risks with unaffiliated insurers in the Restaurant Program partially offset by growth in the Real Estate Program during the second quarter 1996.

Net realized gains on investments were $94,000 for 1996 compared to $18,000 in 1995. The realization of investment gains and losses is determined by market conditions, call features on certain securities and management's decision regarding the duration of maturity of the portfolio.

The loss ratios for 1996 and 1995 were 35% and 28%, respectively. The increase in the loss ratio is the result of an increase in the mix of business from property and umbrella coverage to general liability coverage, which traditionally experiences a higher loss ratio.

The expense ratio (acquisition costs and general and administrative expenses) for 1996 and 1995 were 41% and 35%, respectively. The increase in the expense ratio is primarily due additional professional fees for accounting, legal and actuarial services.

Income before income taxes was $3,829,000 in 1996 compared to $5,137,000, a decrease of $1,308,000 (25%). The decrease in operations was the result of lower investment income and the increase in combined ratio (loss ratio and expense ratio) of 13%, as discussed above.

Corporate

The loss before income taxes, which includes those expenses not related to brokerage or insurance operations and interest expense on corporate debt, decreased by $122,000 (26%) to $354,000 in 1996 compared to $476,000 in 1995.
This decrease was the result of costs incurred in the restructuring of debt to a lower interest rate during the second quarter of 1995.

Pro forma Net Income (See Note 6)

The pro forma presentation for 1995 includes the effect of a tax benefit from the brokerage operations which were not combined into the Company until October 2, 1995.

Financial Condition and Liquidity

Total assets and liabilities decreased by approximately $42,138,000 and $41,245,000, respectively. Due to the cyclical nature of the business, premiums receivable and payable fluctuate significantly from quarter to quarter. The collection of premiums receivable and the accrete of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Programs, effective December 20 and June 20, accounted for the major portion of this decrease.

Stockholders' equity decreased by $735,000 to $22,147,000 at June 30, 1996 from $22,882,000 at December 31, 1995. This decrease in equity resulted primarily from unrealized depreciation of investments (net of deferred taxes) of $531,000 and dividends paid of $351,000, offset by net income of $147,000.

The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of June 30, 1996, the Company had cash and short term investments of $19,353,000. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

The Company has available a $10,000,000 revolving line of credit with a bank, the proceeds of which are available for general operating needs and acquisitions. At June 30, 1996, $7,100,000 is outstanding under the revolving line of credit. The loan is collateralized by the stock of the Insurance company subsidiaries.

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

The Company settled the lawsuits involving a former employee relating to such employee's termination and subsequent activities. The settlement did not have a material adverse effect on the financial position of the Company.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders of the Company was held May 15, 1996 (the "Meeting"). At the Meeting, the following eight directors were nominated for and elected to serve as members of the Board of Directors of the Company until the Company's next Annual Meeting or until their successors are duly elected and qualified:

Nominee                             Votes for                  Votes Against
- - -------                             ---------                  -------------
Howard Kaye                         6,245,965                     17,400
Lawrence Greenfield                 6,245,965                     17,400
Bruce D. Guthart                    6,245,965                     17,400
Ned L. Sherwood                     6,245,965                     17,400
Henrik Falktoft                     6,245,965                     17,400
David Ezekiel                       6,245,965                     17,400
Richard B. Butler                   6,245,965                     17,400
Robert L. Barbanell                 6,245,965                     17,400

In addition, the adoption of the Supplemental Stock Option Plan was voted on at the Annual Meeting and the results were as follows:

                                    Votes For:           6,195,965
                                    Votes Against:          64,700
                                    Abstain                  3,425

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8K

          a) Exhibits:

Exhibit
Number    Description
- - ------    -----------

27        Financial Data Schedule

          b) Reports on Form 8K

          There were no reports on Form 8K filed for the period April 1, 1996 to June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KAYE GROUP INC.
                                     -------------------------------------------
                                       Registrant

August 12, 1996                      /s/ Bruce D. Guthart
                                     -------------------------------------------
                                     Bruce D. Guthart, President &
                                     Chief Executive Officer

August 12, 1996                       /s/ Michael P. Sabanos
                                     -------------------------------------------
                                     Michael P. Sabanos, Senior Vice President &
                                     Chief Financial Officer