Form 10-Q
period 1996-09-30
KAYE GROUP INC
filed 1996-11-13
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly period ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

Yes  x                     No
    ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of November 12, 1996 - 7,020,000

                                 KAYE GROUP INC.

                                      INDEX

                                                                       PAGE NO.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
September 30, 1996 and December 31, 1995                                  3

Consolidated Statements of Income for the three months
and nine months ended September 30, 1996 and 1995                         5

Consolidated Statements of Cash Flows for the
nine months ended September 30, 1996 and 1995                             7

Notes to Consolidated Financial Statements                                8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                            11

PART II  OTHER INFORMATION                                               16

Item 1. - Financial Statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                   (in thousands, except par value per share)


                                                                                                        September 30,  December 31,
                                                                                                            1996          1995
                                                                                                        -------------  ----------
                                                                                                         (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
    Cash and cash equivalents
      ( including short term investments and funds held in a fiduciary
      capacity of $10,382 and $7,528)                                                                     $ 11,638     $ 10,054
    Premiums  receivable                                                                                    32,483       76,732
    Prepaid expenses and other assets                                                                        2,099        2,089
    Intercompany receivable                                                                                  1,934        7,817
                                                                                                          --------     --------
    Total  current assets                                                                                   48,154       96,692

Fixed assets ( net of accumulated depreciation of $7,370 and $6,622)                                         1,996        2,565
Expiration lists ( net of accumulated amortization of $1,508 and $1,231)                                     2,185        2,462
Deferred income taxes                                                                                          800        2,580
Other assets                                                                                                   362          842
                                                                                                          --------     --------
    Total assets - insurance brokerage companies                                                            53,497      105,141
                                                                                                          --------     --------

PROPERTY AND CASUALTY COMPANIES
   Investments available-for-sale:
      Fixed maturities, at market value (amortized cost 1996, $36,125;
             1995, $37,558)                                                                                 35,935       38,002
      Equity securities, at market value (cost:1996 and 1995, $1,421)                                        1,463        1,506
      Short term investments, at cost, which approximates market value                                       2,336        3,150
                                                                                                          --------     --------
    Total investments                                                                                       39,734       42,658

    Cash and cash equivalents                                                                                5,034        1,712
    Accrued interest and dividends                                                                             911          991
    Premium balances receivable                                                                                656        3,506
    Premium balances receivable - insurance brokerage companies                                                239        3,099
    Prepaid reinsurance premiums                                                                               216          383
    Funds held under deposit contracts, at market value (amortized cost
           1996, $4,718; 1995, $5,590)                                                                       4,715        5,622
    Deferred acquisition costs                                                                               1,641        3,703
    Deferred income taxes                                                                                      705          358
   Other assets                                                                                              3,597        2,551
                                                                                                          --------     --------
   Total assets - property and casualty companies                                                           57,448       64,583
                                                                                                          --------     --------

CORPORATE
    Cash and cash equivalents                                                                                  669        2,098
    Prepaid income taxes                                                                                       261        1,261
    Prepaid expenses and other assets                                                                          489          432
    Investments available-for-sale:
       Fixed maturities, at market value (amortized cost 1996, $9; 1995, $8)                                     9            8
       Equity securities, at market value (cost:1996 and 1995, $557)                                           513          436
    Deferred income taxes                                                                                        0           41
                                                                                                          --------     --------
    Total assets - corporate                                                                                 1,941        4,276
                                                                                                          --------     --------

    Total assets                                                                                          $112,886     $174,000
                                                                                                          ========     ========


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                   (in thousands, except par value per share)


                                                                                                        September 30,  December 31,
                                                                                                            1996          1995
                                                                                                        -------------  ----------
                                                                                                         (UNAUDITED)
INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                                     $ 33,570     $ 77,636
     Premiums payable - property and casualty companies                                                        239        3,099
     Accounts payable and accrued liabilities                                                                5,677        6,256
     Notes payable                                                                                             445          415
     Deferred income taxes                                                                                       0        1,178
     Due to affiliates                                                                                         137          138
                                                                                                          --------     --------
     Total current liabilities                                                                              40,068       88,722

     Notes payable                                                                                             241          579
     Notes payable - KILP                                                                                    6,000        6,000
                                                                                                          --------     --------
    Total liabilities-insurance brokerage companies                                                         46,309       95,301
                                                                                                          --------     --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                                        14,405       12,671
     Unearned premium reserves                                                                               5,519       11,914
     Deposit contracts                                                                                       4,259        5,001
     Accounts payable and accrued liabilities                                                                4,632        2,918
     Reinsurance payable                                                                                         0          285
     Intercompany payable                                                                                      924           84
                                                                                                          --------     --------
    Total liabilities - property and casualty companies                                                     29,739       32,873
                                                                                                          --------     --------

CORPORATE
Liabilities:
    Current liabilities:
     Accounts payable and accrued liabilities                                                                  324        3,222
     Intercompany payable                                                                                    1,010        7,734
     Notes payable                                                                                             225
     Deferred income taxes                                                                                       9
                                                                                                          --------     --------
    Total current liabilities                                                                                1,568       10,956
    Notes payable-long-term                                                                                  6,875        7,100
                                                                                                          --------     --------
    Total liabilities-corporate                                                                              8,443       18,056
                                                                                                          --------     --------

    Total liabilities                                                                                       84,491      146,230
                                                                                                          --------     --------

MINORITY INTEREST IN EQUITY OF
   KAYE HOLDING CORP.                                                                                         4,998        4,888
                                                                                                          --------     --------

STOCKHOLDERS' EQUITY:

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
       none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
       7,020 shares issued and outstanding                                                                      70           70
     Paid - in capital                                                                                       7,776        7,776
     Appreciation (depreciation) of investments available-for-sale,
          net of deferred  income tax ( benefit), ( 1996 ,( $59 ) ; 1995 , $121)                              (115)         236
     Retained earnings                                                                                      15,666       14,800
                                                                                                          --------     --------

        Total stockholders' equity                                                                          23,397       22,882
                                                                                                          --------     --------

        Total liabilities and stockholders' equity                                                        $112,886     $174,000
                                                                                                          ========     ========


See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     For the three months and nine months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                      THREE MONTHS                 NINE MONTHS
                                                                                 ----------------------      ----------------------
                                                                                   1996          1995          1996          1995
                                                                                 --------      --------      --------      --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees, net                                                   $  8,673      $  8,342      $ 21,042      $ 21,488
     Commissions and fees, net - property and casualty companies                      344            91           754           186
     Investment income                                                                390           343           834           924
                                                                                 --------      --------      --------      --------

     Total revenues                                                                 9,407         8,776        22,630        22,598
                                                                                 --------      --------      --------      --------

Expenses:
     Salaries and benefits                                                          4,536         5,078        14,254        15,971
     Other operating expenses                                                       3,582         3,424        10,007        10,054
                                                                                 --------      --------      --------      --------

     Total operating expenses                                                       8,118         8,502        24,261        26,025

     Interest expense                                                                 150           150           450           450
                                                                                 --------      --------      --------      --------

     Income (loss) before income taxes-insurance brokerage companies                1,139           124        (2,081)       (3,877)
                                                                                 --------      --------      --------      --------


PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                           2,636         1,345         7,525         2,520
     Change in unearned premiums                                                    2,569         2,530         6,228        10,183
                                                                                 --------      --------      --------      --------

     Net premiums earned                                                            5,205         3,875        13,753        12,703
     Net investment income                                                            548           693         1,816         2,108
     Net realized gains (losses) on investments                                       (12)           17            82            35
     Other income                                                                      31           406           385           830
                                                                                 --------      --------      --------      --------

     Total revenues                                                                 5,772         4,991        16,036        15,676
                                                                                 --------      --------      --------      --------

Expenses:
     Losses and loss expenses                                                       2,210           763         5,161         3,218
     Acquisition costs and general and administrative expenses                      2,284         1,596         5,767         4,689
                                                                                 --------      --------      --------      --------

     Total expenses                                                                 4,494         2,359        10,928         7,907
                                                                                 --------      --------      --------      --------

     Income before income taxes-property and casualty companies                     1,278         2,632         5,108         7,769
                                                                                 --------      --------      --------      --------


CORPORATE
Revenues:
     Net investment income (loss)                                                      27             5            73            (5)

Expenses:
     Operating expenses                                                               172           142           307           189

     Interest expense                                                                 115           136           380           554
                                                                                 --------      --------      --------      --------

     Loss before income taxes-corporate                                              (260)         (273)         (614)         (748)
                                                                                 --------      --------      --------      --------



See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     For the three months and nine months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                      THREE MONTHS                 NINE MONTHS
                                                                                 ----------------------      ----------------------
                                                                                   1996          1995          1996          1995
                                                                                 --------      --------      --------      --------
     Income before income taxes and minority interest                               2,157         2,483         2,413         3,144
                                                                                 --------      --------      --------      --------

Provision (benefit) for income taxes:
     Current                                                                          510           667           200         1,950
     Deferred                                                                         136           (93)          524          (279)
                                                                                 --------      --------      --------      --------

     Total provision for income taxes                                                 646           574           724         1,671
                                                                                 --------      --------      --------      --------

     Income before minority interest                                                1,511         1,909         1,689         1,473

Minority interest                                                                     265           336           297           260
                                                                                 --------      --------      --------      --------

     NET INCOME                                                                  $  1,246      $  1,573      $  1,392      $  1,213
                                                                                 ========      ========      ========      ========


NET INCOME PER SHARE                                                             $   0.18      $   0.22      $   0.20      $   0.17
                                                                                 ========      ========      ========      ========



PRO FORMA NET INCOME  (Note 6)

     Income before charge in lieu of income taxes and
     minority interest                                                           $  2,157      $  2,483      $  2,413      $  3,144

     Charge in lieu of income taxes                                                   646           695           724           880
                                                                                 --------      --------      --------      --------

     Income before minority interest                                                1,511         1,788         1,689         2,264

     Minority interest                                                                265           315           297           398
                                                                                 --------      --------      --------      --------

     PRO FORMA NET INCOME                                                        $  1,246      $  1,473      $  1,392      $  1,866
                                                                                 ========      ========      ========      ========


PRO FORMA NET INCOME PER SHARE                                                   $   0.18      $   0.21      $   0.20      $   0.27
                                                                                 ========      ========      ========      ========


                  Weighted average shares outstanding                               7,020         7,020         7,020         7,020
                                                                                 ========      ========      ========      ========




See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
                                 (in thousands)
                                    UNAUDITED


                                                           1996         1995
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  1,392     $  1,213
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Deferred acquisition costs                                  2,062        3,544
 Amortization of bond premium, net                             575          311
 Deferred income taxes                                         524         (324)
 Net realized (gains) losses on investments                    (82)          15
 Depreciation and amortization expense                       1,546        1,324
 Minority interest                                             186          260
 Change in assets and liabilities:
    Accrued interest and dividends                              80           61
    Premium balances receivable                             50,126       91,394
    Prepaid and other assets                                (1,172)      (1,515)
    Unpaid losses and loss expenses                          1,734       (1,329)
    Unearned premiums                                       (6,395)     (10,181)
    Premiums payable                                       (47,211)     (90,931)
    Due to affiliated companies                                 (1)        (449)
    Income taxes payable                                     1,000         (777)
    Accounts payable and accrued liabilities                (1,763)        (735)
                                                          --------     --------

    Net cash provided by (used in)
      operating activities                                   2,601       (8,119)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                            (10,153)      (9,071)
   Purchase of equity securities                                            (45)
   Purchase of short term investments                                    (1,081)
   Maturities of fixed maturities                            2,451        1,755
   Sales of fixed maturities                                 8,707        7,267
   Sales of equity securities                                               201
   Sales of short term investments                             814
Funds held under deposit contracts
   Purchase of fixed maturities                               (469)      (1,650)
   Purchase/sales of short term investments                   (344)         888
   Sales of fixed maturities                                 1,535        2,037
   Maturities of fixed maturities                              140        1,018
Purchase of fixed assets                                      (229)        (304)
                                                          --------     --------

    Net cash provided by investing activities                2,452        1,015
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                              (742)      (2,402)
Notes payable-repayment                                       (308)      (7,772)
Proceeds from borrowings                                                  7,618
Increase in net advances from KILP                                          291
Payment of dividends                                          (526)        (528)
                                                          --------     --------

    Net cash used in financing activities                   (1,576)      (2,793)
                                                          --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      3,477       (9,897)
Cash and cash equivalents at beginning of period            13,864       16,756
                                                          --------     --------

Cash and cash equivalents at end of period                $ 17,341     $  6,859
                                                          ========     ========

Supplemental cash flow disclosure:
 Interest expense paid                                    $    830     $  1,381
 Income taxes paid (refunds)                              ($   800)    $  2,793


See notes to consolidated financial statements.

                        KAYE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  General

The consolidated financial statements as of September 30, 1996 and for the three months and nine months ended September 30, 1996 and 1995 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes in Kaye Group Inc.'s 1995 Form 10K. The December 31, 1995 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3)   Changes in Accounting Policies

In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Income over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Income based on the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees".

The Company plans to continue accounting for stock-based compensation in accordance with APB No. 25 and will provide the additional disclosures required by SFAS No. 123. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

4)   Funds Held In Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies, but not yet remitted to insurance carriers, are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short-term investments. The offsetting obligation is recorded in premiums payable.

5)   Notes Payable

The Company has a $10,000,000, revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. Currently $7,100,000 has been borrowed under this revolving line of credit. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of September 30, 1996, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the revolving line of credit is scheduled to be reduced commencing September 30, 1996 by $625,000 each quarter. Available credit as of the end of each respective year is $8,750,000 in 1996, $6,250,000 in 1997, $3,750,000 in 1998, $1,250,000 in 1999 and $0 in 2000. The Company's required payments under the revolving line of credit for the respective years are $0 in 1996, $850,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999 and $1,250,000 in
2000. Interest accrued under the revolving credit line for the nine months ended September 30, 1996 was approximately $380,000.

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

8)   Dividends

On September 20, 1996, the Board of Directors declared a quarterly dividend of $.025 per share, payable October 18, 1996 to stockholders of record on September 30, 1996.

9)   Contingent Liabilities

In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. Subject to specified limits, the shareholders of predecessors to the Brokerage Business are responsible for any costs arising from those claims which were asserted prior to November 1, 1991, the date on which KILP was formed. In the opinion of management, the ultimate resolution of all asserted and potential claims both prior and subsequent to the formation of KILP, will not have a material adverse effect on the consolidated financial position of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kaye Group Inc. (the "Company") owns 82.4% of the issued and outstanding stock of Kaye Holding Corp. ("Holding"), collectively, "Corporate", which is the primary asset of the Company. The Company's business is conducted through the wholly owned subsidiaries of Holding.

Following the Transactions, the Company operates in two business segments:
(1) "Insurance Brokerage", which comprises the Brokerage Business and Program Brokerage (the "Insurance Brokerage Companies") and (2) "Property and Casualty Insurance", or "Insurance" which comprises Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI"), Old Lyme Insurance Company, Ltd. ("Old Lyme Bermuda") and Claims Administration Corporation (the "Property and Casualty Companies").

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

A comprehensive analysis of the results of operations of the Company would not be meaningful without consideration of the following:

         The provision for income taxes, as reported in the historical financial statements, does not provide for any income taxes on certain subsidiaries of the Company prior to the combination on October 2, 1995 and the public offering on August 17, 1993. Prior to August 17, 1993, only one subsidiary (the domestic Insurance Company), was liable for Federal income taxes, while income taxes on Old Lyme Bermuda, Claims Administration, and Program Brokerage were paid by the shareholders or partners of these subsidiaries, and not by the Company. Prior to the Transactions on October 2, 1995, the Brokerage Partnerships and Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies, were liable for income taxes. Accordingly, the Company has presented a calculation of Pro Forma Income for the three months and nine months ended September 30, 1995 which reflects a charge in lieu of income taxes, as if all subsidiaries were included in the Company's consolidated Federal income tax return for all periods presented. Management believes this presentation will better present current and future comparisons of the effective tax rate and Federal and state income tax expense of the Company.

Results of Operations

Three months ended September 30, 1996 compared with three months ended September 30, 1995

Insurance Brokerage Operations

Total revenues in 1996 were $9,407,000 compared with $8,776,000 in 1995, an increase of $631,000 (7%). The largest component of revenues, net commissions and fees, was up $584,000 (7%) due to an increase in contingent income earned and new business exceeding lost business. Investment income increased in 1996 by $47,000.

Salaries and benefits decreased by $542,000 (11%) to $4,536,000 in 1996 compared to $5,078,000 in 1995. This decrease is the result of the lower compensation earned under incentive contracts, termination of the Company's defined benefit pension plan, and the consolidation of certain responsibilities.

Other operating expenses (including depreciation) increased by $158,000 (5%) to $3,582,000 in 1996 compared with $3,424,000 in 1995. The increase was primarily the result of legal costs incurred in resolving a lawsuit with a former employee.

Income before income taxes increased by $1,015,000 (819%) to $1,139,000 in 1996 from $124,000 in 1995. The improved operating results were primarily due to increased revenues and the decrease in salaries and benefits, as discussed above.

Property and Casualty Insurance Operations

Net premiums earned for 1996 increased $1,330,000 (34%) to $5,205,000 from $3,875,000 in 1995. This increase was primarily attributable to growth in the Residential Real Estate Program.

Net investment income for 1996 decreased $145,000 (21%) to $548,000 from $693,000 in 1995 as a result of a decline in investments caused by the redemption of Old Lyme Bermuda's preferred stock.

Other income for 1996 decreased $375,000 (92%) to $31,000 from $406,000 in 1995.
The decrease was attributable to lower contingency income earned on reinsurance treaties.

The loss ratios for 1996 and 1995 were 42% and 20%, respectively. The increase in the loss ratio was a result in a change in the mix of business from property and umbrella coverage to general liability coverage, which traditionally experiences a higher loss ratio.

The expense ratios (acquisition costs and general and administrative expenses) for 1996 and 1995 were 44% and 41%, respectively. The increase in the expense ratio is due primarily to additional professional fees.

Income before income taxes decreased by $1,354,000 (51%) to $1,278,000 in 1996 compared to $2,632,000 in 1995. This decrease was the result of reduced investment income and the increase in the combined ratio from 61% to 86%, as discussed above.

Corporate

The loss before income taxes, which includes those expenses not related to brokerage or insurance operations and interest expense on corporate debt, decreased by $13,000 (5%) to $260,000 in 1996 compared to $273,000 in 1995.

Pro forma Net Income (See Note 6)

The pro forma presentation for 1995 includes the effect of a tax benefit from the Brokerage Business which were not combined into the Company until October 2, 1995.

Nine months ended September 30, 1996 compared with nine months ended September 30, 1995

Insurance Brokerage Operations

Total revenues in 1996 were $22,630,000 compared with $22,598,000 in 1995, an increase of $32,000. The largest component of revenues, net commissions and fees, was up $122,000 due to an increase in contingent income. Investment income decreased in 1996 by $90,000 (10%) as a result of decreased fiduciary funds available for investment and slightly lower interest rates.

Salaries and benefits decreased by $1,717,000 (11%) to $14,254,000 in 1996 compared to $15,971,000 in 1995. This decrease is the result of lower compensation earned under incentive contracts, termination of the Company's defined benefit pension plan, refunds received on group medical insurance and the consolidation of certain responsibilities.

Other operating expenses (including depreciation) decreased by $47,000 to $10,007,000 in 1996 compared with $10,054,000 in 1995, due to the consolidation of certain responsibilities.

The loss before income taxes decreased by $1,796,000 (46%) to $2,081,000 in 1996 from $3,877,000 in 1995. The main factor for improved operating results is the significant decreases in salaries and benefits resulting from restructuring efforts, as discussed above.

Property and Casualty Insurance Operations

Net premiums earned for 1996 increased $1,050,000 (8%), to $13,753,000 from $12,703,000 in 1995. This increase was attributable to growth in the Residential Real Estate Program partially offset by a reduction in the Restaurant Program.

Net investment income for 1996 decreased $292,000 (14%) to $1,816,000 from $2,108,000 in 1995 as a result of a decline in investments caused by the redemption of Old Lyme Bermuda's preferred stock.

Net realized gains on investments were $82,000 for 1996 compared to $35,000 in 1995. The realization of investment gains and losses is determined by market conditions, call features on certain securities and management's decision regarding the duration of maturity of the portfolio.

Other income for 1996  decreased  $445,000  (54%) to $385,000  from  $830,000 in
1995. The decrease was attributable to lower contingency income earned on reinsurance treaties.

The loss ratios for 1996 and 1995 were 38% and 25%, respectively. The increase in the loss ratio was the result of a change in the mix of business from property and umbrella coverage to general liability coverage, which traditionally experiences a higher loss ratio.

The expense ratio (acquisition costs and general and administrative expenses) for 1996 and 1995 were 42% and 37%, respectively. The increase in the expense ratio is due primarily to additional professional fees.

Income before income taxes was $5,108,000 in 1996 compared to $7,769,000 in 1995, a decrease of $2,661,000 (34%). This decrease was the result of lower investment income and the increase in the combined ratio from 62% to 80%, as discussed above.

Corporate

The loss before income taxes, which includes those expenses not related to brokerage or insurance operations and interest expense on corporate debt, decreased by $134,000 (18%) to $614,000 in 1996 compared to $748,000 in 1995.
This decrease was mainly the result of additional costs incurred in the restructuring of debt to a lower interest rate during the second quarter of 1995.

Pro forma Net Income (See Note 6)

The pro forma presentation for 1995 includes the effect of a tax benefit from the Brokerage Business which were not combined into the Company until October 2, 1995.

Financial Condition and Liquidity

Total assets and liabilities decreased from December 31, 1995 to September 30, 1996 by approximately $61,114,000 and $61,739,000, respectively. Due to the cyclical nature of the business, premiums receivable and payable fluctuate significantly from quarter to quarter. The collection of premiums receivable and the accretion of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Program, effective December 20 and June 20, accounted for the major portion of this decrease.

Stockholders' equity increased by $515,000 to $23,397,000 at September 30, 1996 from $22,882,000 at December 31, 1995. This increase in equity resulted primarily from net income of $1,392,000 partially offset by unrealized depreciation of investments (net of deferred taxes) of $351,000 and dividends paid of $526,000.

The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of September 30, 1996, the Company had cash and short term investments of $19,677,000. Of the Company's total invested assets, certain amounts are held in a fiduciary capacity on behalf of underwriters and assureds, and pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance treaties.

The Company has available $9,375,000 under a revolving line of credit with a bank, the proceeds of which are available for general operating needs and acquisitions. At September 30, 1996, $7,100,000 is outstanding under the revolving line of credit. The loan is collateralized by the stock of the OLRI and Old Lyme Bermuda.

Management believes that the Company's operating cash flow, along with the cash equivalents and short term investments, will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs during the next twelve months and the foreseeable future. The Company has no capital commitments that are material individually or in the aggregate.

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

As licensed brokers, the Brokerage Businesses are or may become parties to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries are presently involved in an administrative investigation by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. The Company is in discussions with the Department regarding settlement of such investigation; if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. KILP has agreed to indemnify Holding, the Company and the Brokerage Business for any fines or settlement payments in excess of $300,000 relating to such investigation. Management does not believe the resolution of such issue will have a material adverse effect on the Company.

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8K

          a) Exhibits:

Exhibit
Number    Description
------    -----------

27        Financial Data Schedule

          b) Reports on Form 8K

          On August 12, 1996 the Company filed Form 8-K/A pursuant to the combination of Old Lyme Holding Corp. and the insurance brokerage companies of KILP. Such combination was effective October 2, 1995. The following is a listing of items reported:

               Unaudited Financial Statements of business acquired as of June 30, 1995 and for the six month periods ended June 30, 1995 and 1994.

               Unaudited Proforma Condensed Financial Statements as of June 30, 1995 and for the six month periods ended June 30, 1995 and 1994.

                              CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe", "anticipate", "project", "plan", "expect" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                     KAYE GROUP INC.
                                     -------------------------------------------
                                     Registrant

November 12, 1996                    /s/ Bruce D. Guthart
                                     -------------------------------------------
                                     Bruce D. Guthart, President &
                                     Chief Executive Officer

November 12, 1996                    /s/ Michael P. Sabanos
                                     -------------------------------------------
                                     Michael P. Sabanos, Senior Vice President &
                                     Chief Financial Officer