Form 10-K
period 1996-12-31
KAYE GROUP INC
filed 1997-03-31
CIK 907575

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT 0F 1934

For the Fiscal Year Ended December 31, 1996
Commission File Number 0-21988

                                 Kaye Group Inc.
             (exact name of registrant as specified in its charter)

         Delaware                                          13-3719772
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                    122 East 42nd Street, New York, NY 10168
              (Address and Zip Code of Principal Executive Offices)

                  Registrant's Telephone Number: (212) 338-2100

Securities Registered Under Section 12(b) of the Exchange Act:

     Title of Each Class                                    Name of Exchange
     -------------------                                    ----------------
Common Stock $.01 par value                              NASDAQ National Market

Securities Registered Under Section 12(g) of the Exchange Act:

                                      None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $11,790,063.

     Number of shares of the registrant's common stock outstanding as of March 10, 1997: 7,020,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 (incorporated by reference under Part III).

     Index to Exhibits is on page 27.

                                 KAYE GROUP INC.

                                TABLE OF CONTENTS

Part I

Item 1.           Business                                                   1

Item 2.           Properties                                                 12

Item 3.           Legal Proceedings                                          13

Item 4.           Submission of Matters to a Vote of Security Holders        13

Part II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters                                        14

Item 6.           Selected Financial Data                                    15

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations           17

Item 8.           Financial Statements and Supplementary Data                26

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     26

Part III

Item 10.          Directors and Executive Officers of the Registrant          26

Item 11.          Executive Compensation                                      26

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management                            27

Item 13.          Certain Relationships and Related Transactions              27

Part IV

Item 14.          Exhibits, Financial Statement Schedules
                  and  Reports on Form 8-K                                   27

Financial Statements                                                        F-1

                              CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This SEC Form 10K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These foward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe", "expect", "anticipate", "project", "plan", and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business

Overview:

         Kaye Group Inc. (the "Company"), formerly Old Lyme Holding Corporation ("Old Lyme") a Delaware corporation, is a holding company which through its subsidiary, Kaye Holding Corp. ("Holding") and its subsidiaries (collectively the "Company") are engaged in a broad range of insurance brokerage and insurance related activities. The Company's activities are conducted in two offices in New York City, and in offices located in the states of Rhode Island, Connecticut and California.

         On October 2, 1995 Old Lyme combined with the retail insurance brokerage operations (the "Retail Brokerage Business") of Kaye International L.P. ("KILP"). On the same date the Company amended its Certificate of Incorporation to change its name to Kaye Group Inc.

         The Retail Brokerage Business operates an insurance brokerage business which offers commercial clients a full range of insurance brokerage services including procuring property/casualty insurance, bonding, loss prevention engineering, and benefit package design services. The Retail Brokerage Business strategy is to service middle market companies and organizations just below the Fortune 500 level for which other national brokers intensely compete. Within this market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, manufacturing, restaurants, and retail industries. The Retail Brokerage Business commitment to these industries has led to the development of several innovative solutions to the twin insurance problems of price and availability of coverage, most notably the creation of target market insurance programs. By organizing pools of similar risks, the Retail Brokerage Business was one of the pioneers in the application of purchasing groups in the commercial insurance market.

         Holding conducts its property and casualty underwriting business through two insurance subsidiaries (the "Insurance Companies"), Old Lyme Insurance Company of Rhode Island, Inc., ("Old Lyme Rhode Island") and Old Lyme Insurance Company, Ltd. ("Old Lyme Bermuda"). Old Lyme Rhode Island is a property and casualty insurance company licensed in Rhode Island and eligible as a surplus lines insurer in New York and New Jersey. Old Lyme Bermuda is a property and casualty insurance company organized and licensed under the laws of Bermuda. In states where the Insurance Companies are not admitted insurers or surplus lines insurers, the Insurance Companies underwrite risks through various reinsurance agreements.

         The Insurance Companies underwrite property risks (loss or physical damage to property) and casualty risks (legal liability for personal injury or damaged property of others) for insureds in the United States. Insurance is sold principally through specially designed programs (see "Programs") which insure various types of businesses and properties which have similar risk characteristics, such as restaurants, catalog showrooms, apartments, condominiums, cooperatives, pharmacies, and building maintenance companies. The Insurance Companies' strategy is to underwrite only the first layer of the property and casualty insurance provided under the

Programs. Its exposure to individual insureds on individual losses is thereby generally limited to between $1,000 and $25,000 (inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers which provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, the Insurance Companies have issued policies on a selected basis with limits up to $1,000,000, retaining the first $50,000 of exposure and reinsuring the remaining limits with an unaffiliated reinsurer.

         Claims Administration Corporation ("Claims Administration") is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. Claims Administration also provide claims administration service to the unaffiliated Program insurers for a fee.

         Claims Administration is party to an agreement with an unaffiliated company, whereby it agreed to acquire certain retail service warranty contract obligations for a fee under this agreement. Claims Administration earned approximately $165,000, $111,000, and $47,000 in 1996, 1995, and 1994,
respectively, pursuant to this agreement.

History of the Company

         Prior to the initial public offering ("IPO") of Old Lyme's Common Stock in August 1993, the Insurance Brokerage Companies, the Program Brokerage Business, and Claims Administration were part of a single combined insurance and brokerage business owned by KILP and certain individuals. Prior to the IPO, KILP developed the concept of the "deductible" primary layer of insurance business administered through Programs. This business was conducted through Old Lyme Bermuda and Old Lyme Rhode Island. In August, 1993 after years of successful growth, these two insurance companies, certain other assets and those employees responsible for the wholesale brokerage and claims administration elements of the Programs were organized under Old Lyme, a holding company, of which approximately 33% was sold to the public.

         At the time of the IPO, management of Old Lyme believed that Old Lyme's historical marketing efforts and ability to expand its business were hampered by its small capital base and its lack of a letter rating from A.M. Best Company ("A.M. Best"), a major rating agency for insurers. Approximately $13,000,000 of the proceeds of the IPO were contributed to Old Lyme Rhode Island to increase its capital and surplus to permit it to (i) increase its underwriting capabilities, (ii) obtain a letter rating from A.M. Best, and (iii) enable Old Lyme Rhode Island to meet certain regulatory capital and surplus requirements. As a result of the proceeds being contributed, Old Lyme Rhode Island significantly increased its underwriting capacity. This enabled it to obtain an A.M. Best rating of A- (Excellent) and meet all regulatory capital and surplus requirements.

         The business of Old Lyme, however, depended on the creation of new Programs and the addition of insureds into existing and new Programs. Old Lyme relies on the Program Brokerage Business to develop new Programs. The Program Brokerage Business is also Old Lyme's most important and significant producing broker, producing almost all of the Insurance Companies' net premium earned in 1996.

         Because of such dependence between the Insurance Companies and the Program Brokerage Business, the Insurance Companies' operations and growth potential are tied, to a significant extent, to the growth and strength of the Program Brokerage Business. Further, in 1994 the Retail Brokerage Business completed the integration of its 1992 acquisition of Amalgamated Programs Corporation and related entities ("Amalgamated") and continued to downsize to adjust to the continuing "soft market" in the property and casualty business. As a consequence of such integration and downsizing, the improved operating results and anticipated outlook for the Retail Brokerage Business and the fact that the Retail Brokerage Business accounted for approximately half of the Program Brokerage Business volume, the officers of the general partners of KILP (which included members of Old Lyme's Board of Directors) concluded that the combination of Old Lyme and the Retail Brokerage Business would be advantageous for both Old Lyme and KILP.

         In evaluating the combination, Old Lyme's Board of Directors also considered the fact that the market for Old Lyme Common Stock following the IPO had been relatively illiquid. The Board believed that the combination of the Retail Brokerage Business with Old Lyme would increase the size of Old Lyme, make it a more financially diverse company, and potentially attract a broader spectrum of investors.

         The combination was accounted for as a transfer and exchange between companies under common control and accordingly, the assets and liabilities of the Retail Brokerage Business were combined with those of Old Lyme at their historical cost in a manner similar to a "pooling of interests" (see Notes 1 and 3 to the financial statements). The combination was accomplished as follows (the "Transactions"):

         1. Old Lyme transferred to Holding all of the outstanding stock of the Insurance Companies and its two other wholly-owned subsidiaries, Program Brokerage Corporation (the "Program Brokerage Business") and Claims Administration and its other assets in exchange for (i) 82,400 shares of Holding Common Stock, representing 82.4% of the total outstanding Holding Common Stock, and (ii) the assumption by Holding of certain of Old Lyme's liabilities.

         2. KILP transferred all of its interest in the limited partnerships conducting the Retail Brokerage Business (the "Brokerage Partnerships") and certain related assets to Holding in exchange for (i) 17,200 shares of Holding Common Stock, representing 17.2% of the total outstanding Holding Common Stock, and (ii) the assumption by Holding of certain KILP liabilities.

         3. Certain individuals transferred to Holding all of their interests in the corporate general partners of the Brokerage Partnerships (the "Brokerage Corporations") in exchange for 400 shares of Holding Common Stock, representing 0.4% of the total outstanding Holding Common Stock.

         4. Holding contributed its interests in the Brokerage Partnerships to the Brokerage Corporations thereby causing the dissolution of the Brokerage Partnerships. As a result, the Brokerage Corporations, as a group, own all of the assets and are subject to all of the liabilities of the Retail Brokerage Business.

The chart below reflects the current structure of the Company:


                                                 Public      32.8%


                     KILP and                    Kaye Group
                  related entity                    Inc.,
                      and                       (formerly Old
                   individuals     67.2%         Lyme Holding
                                                    Corp.)


                       17.6%

                                                         82.4%

                               Kaye Holding Corp.

          100%                                              100%

Insurance  Brokerage Companies:              Property and Casualty Companies:
Program Brokerage Corporation                Old Lyme Insurance Company of Rhode Island, Inc.
Kaye Insurance Associates, Inc.              Old Lyme Insurance Company, Ltd. and
Kaye Insurance Services of California, Inc.  Park Brokerage Ltd.
Kaye Corporation  of Connecticut             Claims Administration Corporation
Kaye Administrators, Inc.
Kaye Systems, Inc.
Kaye Services Corp.


         Following the Transactions, the Company operates in two business segments - "Insurance Brokerage", which is comprised of the Retail Brokerage Business and the Program Brokerage Business (the "Insurance Brokerage Companies") and "Property and Casualty Companies" or "Insurance" which is comprised of the Insurance Companies and Claims Administration ( the "Property and Casualty Companies").

Programs

         The Company's strategy is to underwrite only the first layer of the property and casualty insurance provided under the Programs, in most cases limiting its exposure to individual insureds on individual losses to between $1,000 and $25,000 (inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers which provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. The Insurance Companies believe that their rates for the first layer of risk, when combined with the rates of such other unaffiliated insurers for the coverage above such layer, are generally competitive with the rates that other insurance companies would charge to provide comparable insurance coverage.

         The Retail Brokerage Business generally services middle market companies and organizations just below the Fortune 500 level. Within this market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, manufacturing, restaurants, and retail industries. The Retail Brokerage Business' commitment to these industries has led to the development of several innovative solutions to the twin insurance problems of price and availability of coverage, most notably the creation of target market insurance programs. By organizing pools of similar risks, the Retail Brokerage Business was one of the pioneers in the application of purchasing groups in the commercial insurance market.

         The Company currently participates in eleven insurance Programs, which as of February 1, 1997, had approximately 2,600 insureds. The risks underwritten by the Insurance Companies under each of these Programs are generally limited to losses of no more than $25,000 (inclusive of allocated loss expenses) per insured for each occurrence.

         The three major Programs are as follows:

         1. The Residential Real Estate Program, started in 1990, provides property and casualty insurance for residential real estate including rental apartments, cooperatives, and condominiums. Policies protect the owner from property losses and casualty claims, such as claims brought by a tenant or member of the public injured on the premises. This Program is offered principally in the New York City area and has more than 1,100 insureds.

         2. The Restaurant Program, started in 1985, insures restaurants against casualty claims (most typically brought by an injured restaurant patron) and property losses. Many of the restaurants that participate in this Program are "white tablecloth" restaurants. The Restaurant Program has approximately 830 insureds

         3. The Real Estate Umbrella Program insures residential and commercial real estate owners against certain types of casualty losses. Insureds are provided with an extra level of protection in conjunction with a standard umbrella policy. Coverage is provided for losses that are included within the broad terms of the policy, but are excluded under the general casualty policy. This Program also provides high umbrella casualty limits primarily provided by unaffiliated Program insurance companies to individual real estate owners. The Insurance Companies have a maximum exposure of $10,000 per claim.

         The other Programs include the Comprehensive Office Program, the Retail Stores Liability Program, the Catalog Showroom Property Program, the Building Maintenance Program, the Contractors Umbrella Program, the Drug Store Program, Funeral Directors Program, and the Home Owner Program.

         The Home Owner Program provides various types of property insurance to a group of affiliated home owners. Limits for certain coverage offered by the Insurance Companies under this Program are as high as $100,000. This program accounted for approximately 3% of net premiums earned in 1996.

         The Restaurant Program, Residential Real Estate Program and Real Estate Umbrella Program accounted for approximately 87% of the net premiums earned by the Insurance Companies in 1996. The following table sets forth the percentage of net premiums earned attributable to such Programs and all other business during the years ended December 31, 1996, 1995, and 1994. The Restaurant Program has declined primarily due to restaurant industry conditions, "soft market" conditions and selective underwriting guidelines.

                                                        Net Premiums Earned
                                                       Years ended December 31,
                                                    ----------------------------
                                                    1996        1995        1994
                                                    ----        ----        ----
Residential Real Estate Program ............         49%         40%         40%
Restaurant Program .........................         24%         32%         31%
Real Estate Umbrella Program ...............         14%         15%         19%
Other ......................................         13%         13%         10%
                                                    ---         ---         ---

                                                    100%        100%        100%
                                                    ===         ===         ===

         Once a Program is established, Program Brokerage Business, or one of the other Insurance Brokerage Companies acts as the placing broker with respect to insurance under the Program. In such a role, the Insurance Brokerage Company is a party to agreements with the various unaffiliated Program insurers as well as the Insurance Companies.

         All of the Programs have been designed by the Program Brokerage Business and are marketed through the Retail Brokerage Business operations and various unaffiliated independent brokers with which the Program Brokerage Business has relationships. As of February 1, 1997, there were approximately 2,600 insureds in the eleven Programs.

         In 1996,  approximately 48% of the net premiums earned by the Insurance
Companies  was   originated  by  Retail   Brokerage   Business   operations  and
approximately 52% was originated by unaffiliated independent brokers.

         The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees in connection with consulting services relating to the marketing of insurance.

         The Program Brokerage Business receives commissions from the Insurance Companies and the unaffiliated Program insurers. Pursuant to subbrokerage agreements, the Program Brokerage Business pays commissions to independent brokers based upon all business produced by such independent brokers under the Programs (including business placed by the Program Brokerage Business with the unaffiliated Program insurers).

         The Insurance Companies underwrite property/casualty insurance and reinsurance. This business is sold principally through specially designed programs (the "Programs") covering various types of business and properties which have similar risk characteristics. The business underwritten by the Insurance Companies has historically been placed by the Program Brokerage Business and entities comprising the Insurance Brokerage Companies. Claims Administration provides claims adjusting services to Old Lyme Rhode Island as well as other insurance carriers.

         The Company has foreign operations in Bermuda. For further details on segment operations see consolidated balance sheets, consolidated statements of income and Note 22 to the financial statements.

Competition

         The Company operates in a highly competitive industry and faces competition from world wide brokers and insurers.

         The insurance brokerage business is highly competitive. The Company believes that it is well positioned to compete within its designated market because of the expertise and knowledge it has developed in servicing middle market companies and the Programs it has developed.

         Many insurance companies which compete with Old Lyme Rhode Island have a higher A.M. Best letter-rating (Old Lyme Rhode Island is rated A-) and are larger and have greater financial, marketing and management resources than the Insurance Companies. Competition is based on many factors, including perceived overall financial strength of the insurer, premiums charged, policy terms and conditions, services offered, reputation and experience. Due to its size, management and operational flexibility, the Company can respond quickly to, and take advantage of, changing circumstances encountered in the marketplace.

         In the event that admitted insurers (including the unaffiliated Program insurers) begin to offer the coverage in New York which the Company offers as a surplus lines insurer, it is possible that the Company may be unable to receive placements on a surplus lines basis, because brokers are generally required first to obtain "declinations" from admitted carriers before they can offer the business to a surplus lines underwriter. In addition, in soft insurance markets, other insurance companies may be more willing to offer low deductibles which cover the first layer of risk at prices competitive with or lower than those under the Programs.

Ceded Reinsurance

         The Insurance Companies have from time to time obtained reinsurance for portions of, or specific risks under, the first layer of risks underwritten by the Company. Such reinsurance is not and has not been material to the Company. Reinsurance has been placed with National Reinsurance Corporation, Transatlantic Reinsurance Company, and USF Reinsurance Company, which are rated A or better by A.M. Best Company. However, if reinsurance should become more widely available at economical prices, the Company may increase the amount of reinsurance it purchases (see Note 13 to the financial statements).

Losses and Loss Expenses

         The Insurance Companies are directly liable for losses and loss expense payments under the terms of insurance policies that they write, and under the various reinsurance treaties to which they are parties. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Insurance Companies and the Insurance Companies payment of that loss. The Insurance Companies reflect their liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

         When a claim involving a probable loss is reported, the Insurance Companies establish a loss reserve for the estimated amount of the Insurance Companies' ultimate loss and loss adjustment expense payments. The estimate reflects an informed judgment based on established reserving practices and the experience and knowledge of the Insurance Companies' claims examiners regarding the nature and value of the claim, as well as the estimated expense of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process. The Insurance Companies also establish reserves on an aggregate basis to provide for losses incurred but not reported ("IBNR reserves"), as well as future developments on losses reported to the Insurance Companies. The amount of an insurer's incurred losses in a given period is determined by adding losses and loss expenses paid during the period to case loss and loss adjustment expense reserves and IBNR reserves (collectively, "loss reserves") at the end of the period, and then subtracting loss reserves existing at the beginning of the period.

         As part of the reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including anticipated legal developments, changes in social attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available and is reviewed, these estimates are revised, resulting in increases or decreases to existing reserves.

         Old Lyme Rhode Island has received claims related to lead paint exposures it insures under various residential real estate programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; questions regarding the interpretation and application of insurance and reinsurance coverage. Old Lyme Rhode Island has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided were established based on Management's estimate of ultimate liabilities. However, due to the nature of the exposures, Management believes such reserves could not be, and therefore were not, established using standard actuarial techniques.

         To further review the adequacy of the reserves, the Insurance Companies engage independent actuarial consultants to perform periodic case and ultimate loss reserve analysis.

         The following table sets forth a reconciliation of the change in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1996.

                                                 Years Ended  December  31,
                                              --------------------------------
                                              1996         1995           1994
                                              ----         ----           ----
                                                     (in thousands)

Balance at January 1,                       $ 12,671     $ 14,118      $ 17,929
   Less reinsurance recoverables
                                            --------     --------      --------
   Net Balance at January 1,                  12,671       14,118        17,929


Incurred related to:

   Current year                                6,621        4,986         5,691
    Prior year                                   415         (136)          (71)
                                            --------     --------      --------
Total incurred                                 7,036        4,850         5,620
                                            --------     --------      --------

Paid related to:

   Current year                                1,832        2,138         2,464
   Prior year                                  3,530        4,159         6,967
                                            --------     --------      --------
Total paid                                     5,362        6,297         9,431
                                            --------     --------      --------

Net Balance at December 31,                   14,345       12,671        14,118

   Plus reinsurance recoverables                 882
                                            --------     --------      --------
   Balance at December 31,                  $ 15,227     $ 12,671      $ 14,118
                                            ========     ========      ========

         The following table presents the development of unpaid losses and loss expense reserves for the past ten years for the Insurance Companies. During the ten year period covered by this table, Old Lyme Bermuda changed its fiscal year-end from July 31 to April 30 and then to December 31 for the year ended December 31, 1990. In addition, Bermuda domiciled insurance companies, unlike U.S. domiciled insurers, are not required to file calendar year loss development information with regulatory authorities. Accordingly, the loss development information included in the following table with respect to Old Lyme Bermuda prior to 1992, reflects development data converted from the policy year loss development data maintained by Old Lyme Bermuda through the use of mathematical models. The top line of the table shows the estimated reserve for unpaid losses and loss expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss expenses for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available, principally about the frequency of claims for individual years. The table was presented net of reinsurance which was immaterial in all years presented.

LOSS DEVELOPMENT SCHEDULE

      Year Ended                 1986    1987    1988      1989      1990     1991    1992     1993     1994     1995     1996
      ----------                 ----    ----    ----      ----      ----     ----    ----     ----     ----     ----     ----
                                                                         (In thousands)
Reserves for outstanding
  losses and loss expenses
  on December 31,              $3,201  $4,360  $ 6,866   $ 8,418   $12,555  $16,244  $18,444  $17,929  $14,118  $12,672   $15,227

Cumulative amount paid as of:

     One year later            $  746  $1,251  $ 2,018   $ 2,505   $ 4,374  $ 5,569  $ 6,379  $ 6,965  $ 4,161  $ 3,697
     Two years later            1,497   2,351    3,513     5,266     7,545    9,258   11,704   10,002    6,802
     Three years later          1,773   2,907    5,208     7,041     9,245   12,695   13,833   12,278
     Four years later           1,986   3,662    6,113     7,600    11,378   13,813   14,973
     Five years later           2,329   4,090    6,269     8,539    11,705   14,146
     Six years later            2,609   4,112    6,881     8,660    11,768
     Seven years later          2,609   4,204    6,892     8,681
     Eight years later          2,609   4,204    6,895
     Nine years later           2,609   4,204
     Ten years later            2,609

Re-estimated liability as of:

     One year later            $2,860  $3,875  $ 6,891   $ 9,127   $13,665  $16,117  $18,140  $17,856  $14,254  $12,257
     Two years later            2,491   4,483    6,692     9,767    13,003   15,182   18,511   18,184   13,487
     Three years later          2,543   4,726    7,343     9,288    11,850   15,609   18,636   16,552
     Four years later           2,778   4,850    7,228     9,002    12,410   15,462   18,177
     Five years later           2,975   4,703    7,120     9,060    12,468   15,312
     Six years later            2,956   4,507    7,140     8,973    12,224
     Seven years later          2,835   4,357    7,063     8,893
     Eight years later          2,707   4,312    6,964
     Nine years later           2,658   4,204
     Ten years later            2,609

Cumulative
Redundancy (Deficiency):       $  592  $  156  ($   98)  ($  475)  $   331  $   932  $   267  $ 1,377  $   631  $   415


Regulation

         The Company is subject to a substantial degree of regulation, which is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, Old Lyme Rhode Island is subject to the primary regulatory oversight of the Rhode Island Department of Business
Regulation through its Insurance Division. On March 28, 1996, the Division advised the Company that it is reviewing the treatment of certain reinsurance arrangements between Old Lyme Rhode Island and Old Lyme Bermuda in Old Lyme Rhode Island's 1995 Statutory Annual Statement filed with the Division. The Company believes that it treated this arrangement appropriately in its annual statement and it does not believe that there will be any material modifications to Old Lyme Rhode Island's surplus at December 31, 1995.

         As a Bermuda property and casualty insurance company, Old Lyme Bermuda is subject to regulation of the primary regulatory body of Bermuda. Such regulation relates to, among other things, authorized lines of business, capital and surplus requirements and general standards of solvency, the filing of annual and other financial reports prepared on the basis of statutory accounting practices, the filing and form of actuarial reports, the establishment and maintenance of reserves for unearned premiums, losses and loss expenses, underwriting limitations, investment parameters, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial matters.

         The National Association of Insurance Commissioners has developed risk-based capital formulas to be applied to all domestic insurance companies. These formulas calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an individual company's operations. Any insurance company which does not meet threshold risk-based capital levels ultimately will be subject to statutory receivership proceedings. The statutory net worth of Old Lyme Rhode Island is adequate in light of its current and anticipated future business and has met its risk-based capital and surplus requirements at December 31, 1996. The minimum risk-based capital requirement for Old Lyme Rhode Island, as of December 31, 1996 was $8,459,288 and the Company exceeded that threshold by $15,574,938.

Employees

         As of February 1, 1997, the Company has 336 employees. The Company is not currently unionized. The Company believes that its employee relationships are satisfactory.

Item 2.  Properties

         The Company owns approximately 7,400 square feet of space in an office condominium building in Warwick, Rhode Island which is utilized by employees. The Company also leases space in two buildings located in New York, New York. One lease relates to approximately 67,000 square feet of office space. The second lease relates to approximately 31,000 square feet of office space. The Company leases a total of approximately 14,000 square feet in Beverly Hills,

California, and Southport, Connecticut. The Company's current office space leases are suitable for its current needs, and it has no other real property interests.

Item 3.  Legal Proceedings

         The Company is a party to lawsuits arising in the normal course of business. Virtually all pending lawsuits in which the Insurance Companies are a party, involve claims under policies underwritten or reinsured by such Companies. Management believes these lawsuits have been adequately provided for in its established loss and loss expense reserves and that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

         The Insurance Brokerage Companies are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business. The majority of pending lawsuits involve insurance claims, errors and omissions, employment claims, and breaches of contract. The Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

         As licensed brokers, the Insurance Brokerage Companies are or may become party to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries have been involved since 1992 in an administrative investigation by the New York Insurance Department relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. While the companies are in discussions with the Department regarding settlement of such investigation, if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. KILP has agreed to indemnify Holding, the Company and the Insurance Brokerage Companies for any fines or settlement payments in excess of $300,000 relating to such investigation. Management does not believe the resolution of such issue will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         In August 1993, in connection with the consummation of the IPO, the Company's Common Stock was listed on the NASDAQ National Market System under the symbol "OLHC". On October 2, 1995, in connection with the combination of the Retail Brokerage Business of Kaye with Old Lyme, Old Lyme changed its name to Kaye Group Inc. and is now listed under its new symbol "KAYE". The following table sets forth the high and low prices for the Common Stock as reported on NASDAQ for the indicated periods and the dividends paid per share during such periods.

                                         Price Range                 Dividends
                                   ----------------------              Paid
                                    High            Low              Per Share
                                    ----            ---              ---------
    1996:

First Quarter                      $8              $7              $ .025 cash
Second Quarter                      7 1/2           5 5/8          $ .025 cash
Third Quarter                       7               4 5/8          $ .025 cash
Fourth Quarter                      6 1/2           4 5/8          $ .025 cash

   1995:

First Quarter                     $10 1/4          $8 3/4          $ .025 cash
Second Quarter                     10 3/4           9              $ .025 cash
Third Quarter                       9 1/4           7 1/4          $ .025 cash
Fourth Quarter                      8 3/4           6 3/4          $ .025 cash


         The approximate number of holders of record of the Company's Common Stock as of March 10 , 1997 was 55. The approximate number of beneficial holders as of March 10, 1997 was 657.

         See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dividends" for a discussion of dividends paid by the Company.

Item 6.  Selected Financial Data

The following table should be read in conjunction with, and is supplemented in its entirety by, the consolidated financial statements and the notes thereto. Financial data has been restated to take into effect the Transactions effective October 2, 1995. The financial data for the years 1993 through 1996 has been derived from the audited consolidated financial statements of the Company.

                                                                                        Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except per share data)
Revenues:
Operating revenues                                                     $ 50,341     $ 51,582     $ 52,906     $ 54,598     $ 53,358
Net investment income                                                     3,576        3,912        3,455        2,752        2,475
Net realized gains (losses) on investments                                   72          (47)         (50)         611          360
                                                                       --------     --------     --------     --------     --------

Total revenues                                                           53,989       55,447       56,311       57,961       56,193
                                                                       --------     --------     --------     --------     --------


Net income                                                             $  3,071     $  5,181     $  4,347     $  1,186     $  2,685
------------------------------------------------------------------------------------------------------------------------------------

Net income per share:
Net income                                                             $   0.44     $   0.74     $   0.62     $   0.20     $   0.51
------------------------------------------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME
     Income before minority interest, income taxes and
     cumulative effect of change in accounting principles              $  5,211     $  6,309     $  6,516     $  2,476     $  3,513

     Charge in lieu of income taxes (1)                                   1,484        1,995        1,861          699        1,154
                                                                       --------     --------     --------     --------     --------

     Income before minority interest and
     cumulative effect of change in accounting principles                 3,727        4,314        4,655        1,777        2,359

     Minority interest                                                     (656)        (759)      (1,011)        (313)        (415)

     Cumulative effect of change in accounting principles,
     net of charge in lieu of income taxes (2)                                                      1,090
                                                                       --------     --------     --------     --------     --------

     Pro forma net income                                              $  3,071     $  3,555     $  4,734     $  1,464        1,944
                                                                       --------     --------     --------     --------     --------

PRO FORMA NET INCOME PER SHARE
     Income before cumulative effect of change in
     accounting principles                                             $   0.44     $   0.51     $   0.52     $   0.25     $   0.37

     Cumulative effect of change in accounting principles,
     net of charge in lieu of income taxes                                                           0.15
                                                                       --------     --------     --------     --------     --------

     Pro forma net income                                              $   0.44     $   0.51     $   0.67     $   0.25     $   0.37
------------------------------------------------------------------------------------------------------------------------------------


Weighted average of shares outstanding                                    7,020        7,020        7,020        5,924        5,295
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                          1996           1995          1994          1993          1992
---------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except per share data and ratios)
Balance Sheet  data:

Total assets                                             $156,102       $174,000      $185,976      $206,153      $174,536
Long -term debt (3)                                        12,787         13,679        11,618        13,995        14,247
Stockholders' equity (deficit)                             24,984         22,882        16,676        13,688       (4,005)
Net book value (deficit)  per share (4)                      3.56           3.26          2.38          1.95        (0.57)
Cash dividend per share (5)                                  0.10           0.10          0.10          0.03

GAAP operating data:
Loss ratio                                                  36.4%           28.8 %        31.8 %        42.9 %        47.1 %
Expense ratio                                               42.5%           41.1 %        32.9 %        32.9 %        36.4 %
Combined ratio                                              78.9%           69.9 %        64.7 %        75.8 %        83.5 %

Statutory operating data : (6)
Net underwriting gain                                      $4,455         $7,104        $7,105        $2,599 (7)    $4,037
Policyholders' surplus                                     25,485         26,231        22,274        21,528         7,701

Loss ratio                                                   34.1 %         24.4 %        30.2 %        40.8 %        47.3 %
Expense ratio                                                40.0 %         37.1 %        35.5 %        33.7 %        36.7 %
Combined ratio                                               74.1 %         61.5 %        65.7 %        74.5 %        84.0 %


(1)  Pro forma net  income-Prior to the Transaction and  Restructuring,  certain entities were partnerships or S corporations under the Internal Revenue Code and therefore not liable for Federal income taxes. Also, Old Lyme Bermuda, as a Bermuda domiciled company, was not liable for income taxes. The charge in lieu of income taxes information is presented as if the income of these entities were taxed to those entities rather than to partners or stockholders not otherwise included in the Company's consolidated group. See Notes 3(j) and 8 to the consolidated financial statements of the Company.

(2)  See Note 4 to the Consolidated Financial Statements of the Company.

(3)  Excludes that portion of long-term debt maturing in less than one year.

(4)  Based upon 7,020,000 shares outstanding.

(5)  Dividends paid and declared since the date of the IPO of August 17, 1993.

(6) Based upon statutory accounting practices and derived from the statutory financial statements of the Insurance Companies.

(7) As a result of a substantial amount of new business written with effective dates in the latter half of 1993, net underwriting gain for 1993 was significantly affected by the statutory accounting practices of charging commissions to income immediately while premiums are earned over the term of the underlying policies. See Note 15 to the consolidated financial statements of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Kaye Group Inc. (the "Company") owns 82.4% of the issued and outstanding stock of Kaye Holding Corporation ("Holding"), (collectively "Corporate") , which is the primary asset of the Company. The Company's business is conducted principally through the wholly owned subsidiaries of Holding.

         Following the Transactions, the Company operates in two business segments - "Insurance Brokerage", which includes the Retail Brokerage Business and the Program Brokerage Business (the "Insurance Brokerage Companies") and "Property and Casualty Insurance" or "Insurance" which comprises the Insurance Companies and Claims Administration (the "Property and Casualty Companies").

         The revenues and expenses of the Property and Casualty Insurance segment will not be comparable to the amounts reported previously by Old Lyme. Historically, the commission income of the Program Brokerage Business was recorded as a reduction of acquisition costs in the consolidated statements of income of Old Lyme. As a result of the Transactions, management includes the commission income and the other revenues and operating costs of the Program Brokerage Business in the Insurance Brokerage segment for all periods presented.

Overview

         The Insurance Brokerage Companies derive their revenue principally from commissions associated with the placement of insurance coverage for corporate clients. These commissions are paid by the insurance carriers and are usually a fixed percentage of the total premiums. There is normally a lag between receipt of funds from the insured and payment to the insurance company. Investment of these funds over this period generates additional revenue in the form of interest income.

         Historically, the commission income was recognized at the time coverage was bound and invoiced. If coverage was invoiced in installments, the commission was recognized on each installment. Because revenue recognition should be tied to the performance of the service and not to the cash flow effects of billing arrangements, in 1994, the Insurance Brokerage Companies adopted a common industry practice of recognizing all commission on a policy at the time coverage is bound and invoiced, whether or not installment billing is used. This change resulted in a cumulative effect adjustment of $1,652,000 which represents installment invoicing recognized in 1994, which under the new policy would have been recorded in 1993 and prior years. The amount recognized under the new policy in 1994, relating to installment billings to be made in 1995 totaled approximately $1,471,000.

         The Insurance business underwrites property and casualty risks for insureds in the United States and is sold principally through specially designed Programs, covering various types of businesses and properties which have similar risk characteristics. The Insurance business generally underwrites the first layer of insurance under the Programs and unaffiliated Program insurers provide coverage for losses above the first layer of risk. Substantially all of the Insurance business revenues are derived from premiums on this business, plus the investment income generated by the investment portfolio of the Insurance business.

         Insurance coverage under the Programs is provided through a variety of underwriting structures, including reinsurance arrangements where direct coverage may not be possible. RLI Insurance Company (RLI), an unaffiliated company, has had reinsurance agreements with the Property and Casualty Companies since 1982 to provide direct coverage in certain of such circumstances. RLI writes various policies from the first layer of risk under the Programs and cedes to the Property and Casualty Companies a certain percentage of premiums to purchase a stop loss policy in the event RLI's losses exceed a fixed percentage of net premiums written. In the event losses are less than the fixed percentage, the Insurance Brokerage Business will receive a contingent commission equal to such amount (net of fees paid to RLI). Only the premiums ceded to the Property and Casualty Companies for the stop loss policy are included in the net premiums written and earned for the Insurance business.

         Corporate operations include those expenses not directly related to the Insurance Brokerage Companies or Insurance businesses. These expenses are associated with being a public company and interest expense on corporate debt.

         The Company has foreign operations in Bermuda. For further discussion see Note 22 to the consolidated financial statements.

         A comprehensive analysis of the results of operations of the Company would not be meaningful without consideration of the charge in lieu of taxes. The provision for income taxes, as reported in the historical financial statements, does not provide for any income taxes on certain subsidiaries of the Company prior to the combination on October 2, 1995. Prior to the Transactions on October 2, 1995, the Brokerage Partnerships and Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies were liable for income taxes. Accordingly, the Company has presented a calculation of Pro Forma Income for each of the three years in the period ended December 31, 1996 which reflects a charge in lieu of income taxes, as if all subsidiaries were included in the Company's consolidated Federal income tax return for all years presented. Management believes this presentation will better present current and future comparisons of the effective tax rate and Federal and State income tax expense of the Company.

Results of Operations

Year ended December 31, 1996 compared
with year ended December 31, 1995

Insurance Brokerage Operations

         Total revenues in 1996 were $31,595,000 compared with $34,970,000 in 1995, or a reduction of $3,375,000 (9.7%). The largest component of revenues, net commission and fees, was down $3,373,000 (9.6%) due in part to nonrecurring items in 1995 of $1,102,000 which consisted of $605,000 relating to the sale of expiration lists of Kaye Administrators, the Home Owners Program was extended by an additional six months for commissions of $305,000, and a special contingent commission of $192,000. The remaining reduction in commissions was mainly due to lost business of approximately $3,200,000 in commercial lines, group and life, personal lines and fees earned from public adjusters partially offset by new business of $1,600,000. This loss in business, equivalent to approximately 9% of the Company's 1995 volume, results in a business retention of approximately 91%. This is well within normal industry expectations given the usual attrition in a highly competitive environment.

         Salaries and related taxes and fringes decreased by $2,556,000 (12.1%) to $18,569,000 in 1996 compared to $21,125,000 in 1995. The decrease is a result of a reductions in work force, lower compensation earned under incentive contracts, termination of the Company's defined benefit pension plan, refunds received on group medical insurance, utilization of forfeitures in the 401K plan and the one time incentive payment in 1995 relating to the sale of Kaye Administrators.

         Other operating expenses (including depreciation) decreased by $330,000 (2.4%) to $13,621,000 in 1996 compared with $13,951,000 in 1995. The decrease was primarily due to lower professional fees as a result of the settlement of a former employee lawsuit partially offset by additional depreciation costs related to the capital leasing of new computers, and outside rating service fees related to the Residential Real Estate Program, general insurance and employment agency fees.

         Loss before minority interest and income taxes increased by $489,000 to $1,195,000 in 1996 from $706,000 in 1995. The benefit of decreased salaries and related taxes and fringes was offset by lower revenues as discussed above.

Property and Casualty Insurance Operations

         Net premiums earned for 1996 increased by $2,482,000 (14.7%) to $19,327,000 from $16,845,000 in 1995. This increase was primarily attributable to growth in the Residential Real Estate Program partially offset by lost business due to increased competition in the Restaurant Program.

         Net investment income decreased by $358,000 (12.7%) to $2,461,000 in 1996 from $2,819,000 in 1995 as a result of additional bond amortization for those bonds which had early call features.

         Losses and loss expenses increased in 1996 by $2,186,000 to $7,036,000 from $4,850,000 in 1995. The loss ratio for 1996 was 36.4% compared to 28.8% in 1995. The increase in loss ratio is due to the change in the mix of business during 1996 from property and umbrella coverages to other general liability coverage, including exposure to lead paint, which experiences a higher loss ratio.

         Acquisition costs and general and administrative expenses increased in 1996 by $1,290,000 to $8,218,000 from $6,928,000 in 1995. The expense ratio for
1996 and 1995 were 42.5% and 41.1%, respectively. The increase in expense ratio was mainly due to professional fees.

         Income before minority interest and income taxes decreased in 1996 by $1,631,000 to $7,051,000 from $8,682,000 in 1995. This decrease was the result of reduced investment income and the increase in the combined ratio in 1996 to 78.9% from 69.9% in 1995 partially offset by an increase in net premiums earned, as discussed above.

Corporate

         Net expenses before minority interest and income taxes decreased in 1996 by $1,022,000 to $645,000 from $1,667,000 in 1995. The decrease in expenses was the result of nonrecurring reorganization costs incurred in 1995.

Pro Forma Net Income (See Note 8)

         The pro forma presentation for 1995 includes the effect of a tax benefit from the Retail Brokerage Business which was not combined into the Company until October 2, 1995, resulting in a pro forma effective tax rate of 28.5% and 31.6% for 1996 and 1995, respectively. The rate decrease in 1996 is primarily due to a one time charge for reorganization costs in 1995 of $863,000 most of which are not deductible for income tax purposes.

Year ended December 31, 1995 compared
with year ended December 31, 1994

Insurance Brokerage Operations

         Total revenues in 1995 were $34,970,000 compared with $35,595,000 in 1994, or a reduction of $625,000 (1.8%). The largest component, commissions and fees, was down $836,000 (2.3%). The year 1995 was the first year the Company experienced more lost business than new business. This reduction in revenues was partially offset by increased contingency income from non-affiliated carriers which increased by $1,357,000 to $2,545,000, and a nonrecurring item of $605,000 related to the sale of expiration lists of Kaye Administrators.

Interest income increased in 1995 by $211,000 primarily as a result of increased funds available for investment and slightly higher interest rates.

         Salaries and related taxes and fringes decreased by $2,019,000 (8.7%) to $21,125,000 in 1995 compared to $23,144,000 in 1994. The Company began to realize the full effect of staffing reductions that began in 1994. This decrease was a result of direct salary expense being reduced by $1,580,000 with a corresponding reduction in taxes and fringes. The benefit was partially reduced by an incentive of approximately $226,000 earned by a former executive related to the sale of the expiration lists of Kaye Administrators.

         Other operating expenses (including depreciation) increased by $151,000 to $13,951,000 in 1995 compared with $13,800,000 in 1994. Reduced cost of errors and omission insurance created a $265,000 favorable variance from 1994, which combined with an increased recovery of expenses from the insurance company subsidiaries helped offset an increase in professional fees. Professional fees, consisting of accounting, legal and consulting costs, were up $765,000 over 1994 due primarily to legal expenses related to defending various employee actions and increased use of consultants.

         Loss before minority interest and income taxes decreased by $1,243,000 to $706,000 from $1,949,000 in 1994. The benefit of significant decreases in salaries and related taxes and fringes, resulting from restructuring efforts, was partially offset by decreased revenues, as discussed above.

Property and Casualty Insurance Operations

         Net  premiums   earned  for  1995  decreased  by  $831,000   (4.7%)  to
$16,845,000 from $17,676,000 in 1994. This decrease was attributable to increased competition which was the major reason for lost business in the Restaurant and the Real Estate Programs. To be consistent with our overall underwriting philosophy, we chose not to write business if we believed that we could not make a solid underwriting profit on each account.

         Net investment income increased by $305,000 (12.1%) to $2,819,000 in 1995 from $2,514,000 in 1994. An average short-term rate increase of approximately 0.7% on an average portfolio of about $40,000,000 each year accounted for the increase.

         Losses and loss expenses decreased in 1995 by $770,000 to $4,850,000 from $5,620,000 in 1994. Losses for 1994 include $375,000 from weather related catastrophe losses. Exclusive of these losses, the loss ratio for 1995 and 1994 would have been 28.8% and 29.7%, respectively. The improved loss ratio is the result of growth in property and umbrella coverage, which has a lower loss ratio than other lines of business, combined with a decrease in business in general liability coverage, which traditionally experiences a higher loss ratio.

         Acquisition costs and general and administrative expenses increased in 1995 by $1,105,000 to $6,928,000 from $5,823,000 in 1994. Acquisition costs increased as a result of a change in commission rate on certain reinsurance arrangements. The increase in general and administrative costs was mainly due to audit fees and actuarial fees incurred for the triennial audit of Old Lyme Rhode Island, increased amount of contractual management incentive bonuses, and salaries allocated to the Insurance Companies for services performed by affiliates.

         Income before minority interest and income taxes decreased in 1995 by $467,000 to $8,682,000 in 1995 from $9,149,000 in 1994. The decrease in operations was the result of the increase in the combined ratio of 5.2 percentage points in 1995, offset partially by the increase in investment income, as discussed above.

Corporate

         Net expenses before minority interest and income taxes increased in 1995 by $983,000 to $1,667,000 from $684,000 in 1994. The increase in expenses
was  the  result  of   nonrecurring   reorganizational   costs  related  to  the
combination.

Pro forma Net Income (See Note 8)

         The pro forma presentation for 1995 and 1994 included the effect of a tax benefit from the Retail Brokerage Business and the effect of a change in accounting principles for 1995 and 1994, resulting in an effective tax rate of 31.6% and 28.6% for 1995 and 1994 respectively. The rate increase in 1995 is due to a one time charge for combination costs of $863,000 most of which are not deducible for income tax purposes.

Financial Condition and Liquidity

         Total  assets  decreased  by  $17,898,000  (10.3%) to  $156,102,000  at
December 31, 1996 from $174,000,000 at December 31, 1995. Total liabilities decreased by $20,450,000 (14.0%) to $125,780,000 at December 31, 1996 from
$146,230,000 at December 31, 1995. The early collections of certain premiums and other receivables and the corresponding payment of premiums payable during December 1996 compared to December 1995 accounted for the major portion of this decrease.

         Stockholders' equity increased by $2,102,000 (9.2%) to $24,984,000 at December 31, 1996 from $22,882,000 at December 31, 1995. The increase in equity resulted from net income of $3,071,000 partially offset by an increase in unrealized depreciation on investments (net of deferred income taxes) of $267,000 and cash dividends of $702,000. All amounts are net of the effects of the minority interest in Kaye Holding Corp.

         The Company's cash and cash equivalents increased by $14,095,000 for the year ended December 31, 1996. Cash from operating activities increased by $16,797,000 primarily due to increased fiduciary funds on hand. Investing activities used cash of $434,000 mainly due to the leasing of new computers in the fourth quarter 1996. Financing activities used cash of $2,268,000 to meet requirements under reinsurance arrangements recorded as deposit contracts, and payment of dividends.

         The Company has calculated risk-based capital and the result is that the statutory net worth of Old Lyme Rhode Island is adequate in light of the current requirements. See "Item 1-- Business -- Regulation."

         The Company is subject to a substantial degree of regulation, which is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, Old Lyme Rhode Island is subject to the primary regulatory oversight of the Rhode Island Department of Business
Regulation through its Insurance Division. On March 28, 1996, the Division advised the Company that it is reviewing the treatment of certain reinsurance arrangements between Old Lyme Rhode Island and Old Lyme Bermuda in Old Lyme Rhode Island's 1995 Statutory Annual Statement filed with the Division. The Company believes that it treated this arrangement appropriately in its annual statement and it does not believe that there will be any material modifications to Old Lyme Rhode Island's surplus at December 31, 1995.

         The Company's primary source of cash is derived from insurance premiums, insurance brokerage commissions and fees, proceeds from the sale of investments, and investment income. The Company's principal uses of cash are payments of insurance premiums, commissions to brokers who produce the business, losses and loss expenses and operating expenses, and purchases of investments and fixed assets.

         The Company has minimized its investment risk by investing in high quality tax exempt municipal bonds, U.S. Government and government agency securities and corporate bonds rated A or better by an accredited rating agency and by maintaining an average duration of approximately five years, taking into account the effects of certain early call features. The Company intends to continue these investment strategies.

         The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating as of December 31, 1996:

                                                      Market Value                    Percentage
                                                      as Reflected                     of Total
                            Amortized                  on Balance                         at
   Rating (a)                  Cost                      Sheet                       Market Value
   ----------                  ----                      -----                       ------------
                                                 (Dollars in Thousands)
AAA(b)                       $29,208                         $29,192                       74.6%
AA                             4,827                           4,831                       12.3%
AA-                            1,817                           1,826                        4.7%
A+                             2,791                           2,729                        7.0%
A                                582                             576                        1.4%
                             -------                         -------                      -----
                             $39,225                         $39,154                      100.0%
                             =======                         =======                      =====

(a)  Ratings are  assigned  primarily by Standard & Poors  Corporation  with the
     remaining  ratings  assigned  by  Moody's  Investors  Services,   Inc.  and
     converted to the equivalent Standard & Poors ratings.

(b)  Includes U.S. Government Obligations.

         The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. At December 31, 1996 and 1995, the Company had cash and short term investments of $29,295,000 and $17,014,000 , respectively of which $23,879,000 and $7,528,000 represents premiums collected and held in a fiduciary capacity which are generally not available for operating needs of the Company. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

         Investment results of the Company for each of the three years in the period ended December 31, 1996 are shown in the following table:

                                                        At or for the
                                                    years ended December 31,
                                              ---------------------------------
                                                1996        1995         1994
                                                ----        ----         ----

                                                    (Dollars in Thousands)

Average cash and cash
     equivalents and
      invested assets (1)                     $68,692    $ 64,261     $ 69,351

Investment income                             $ 3,576    $  3,912        3,455

Average yield on total investments                5.2%        6.1%         5.0%

Net realized investment gains (losses)        $    72    $    (47)    $    (50)

(1) Based upon the average of the beginning and end of the period amortized cost for fixed maturities and cost for equity securities.

         A subsidiary of the Company has a $8,750,000 revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. The proceeds are available for general operating needs and acquisitions. As of December 31, 1996, $7,100,000 has been borrowed under the agreement.

         Under the terms of the revolving line of credit, there were no principal payments due during 1996. Principal payments commence during 1997 with $225,000 due September 30 and $625,000 per quarter, thereafter.

         The Company's insurance subsidiaries require capital to support premium writing. The guidelines set forth by the NAIC suggest that a property and casualty insurer's ratio of annual statutory net premiums written to policyholders' surplus should not exceed 3 to 1. At December 31, 1996, the Insurance Companies, with a combined statutory surplus of $25,485,000, had a ratio of combined annual statutory net premiums written to their combined statutory surplus of approximately .81 to 1.

         Management believes the Company's operating cash flow, cash equivalents and short term investments will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs in the next twelve months and the foreseeable future. The Company has no material capital commitments.

Dividends

         On December 20, 1996, the Board of Directors declared a quarterly dividend of $.025 per share, payable January 20, 1997 to stockholders of record on December 31, 1996. The Company is largely dependent upon dividends from its subsidiary to pay dividends to the stockholders. The Company's insurance subsidiaries are subject to regulations that restrict their ability to pay dividends.

         Under Rhode Island Insurance law, Old Lyme Rhode Island may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, Old Lyme Rhode Island is restricted (on the basis of the lesser of 10% of Old Lyme Rhode Island's statutory surplus at the end of the preceding twelve-month period or 100% of Old Lyme Rhode Island's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. Without special permission, at December 31, 1996, $2,403,000 was available for distribution.

         Old Lyme Bermuda is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1996. At December 31, 1996, $451,000 was available for distribution from Old Lyme Bermuda and its subsidiary, Park Brokerage Ltd.

         The continued payment and the amount of any cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

Other

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Income over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro-forma impact net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Income based on the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees".

         The Company has adopted the disclosure for stock-based compensation in accordance with APB No. 25 and has provided the additional disclosure required by SFAS No. 123 (see Note 19 to the consolidated financial statement). The adoption of this standard does not have an impact on the Company's financial position or results of operations.

         In February 1997,  the FASB issued SFAS No. 128,  "Earnings Per Share".
This  statement   specifies  the  computation,   presentation,   and  disclosure
requirement for earnings per share.

         SFAS No. 128 is applicable to all entities with publicly held common stock or potential common stock. It also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of securities in a public market. The statement does not apply to investment companies or to wholly owned subsidiaries that have not issued options or other potential common shares to employees or others. Management does not believe that the adoption of this standard will have a material impact on the Company's present computation of earnings per share.

Item 8.  Financial Statements and Supplementary Data

         See page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

Item 11. Executive Compensation

         Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial statements and schedules.

         1. Financial Statements:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1996 and 1995

                  Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

                  Notes to Consolidated Financial Statements

         2. Financial Statement Schedules:

                  Schedule II -- Condensed Financial Information of Registrant:

                                 Balance Sheets at December 31, 1996 and 1995

                                 Statements of Income for the years ended
                                 December 31, 1996, 1995, and 1994

                                 Statements of Cash Flows for the years ended
                                 December 31, 1996, 1995 and 1994

                                 Notes to Condensed Financial Statements

                  Schedule IV -- Reinsurance for the years ended December 31,
                                 1996, 1995 and 1994

                  Schedule VI -- Supplemental Information Concerning
                                 Property-Casualty Insurance Operations for the years ended December 31, 1996, 1995 and 1994

         The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule VI. The information required for Schedule V is not applicable.

         3. Exhibits:

Exhibit
Number      Description

2 Acquisition Agreement, dated as of August 3, 1995, among Kaye Group Inc. (formerly known as Old Lyme Holding Corporation), Kaye International, L.P., certain individuals and Kaye Holding Corp.,( a copy of which was filed with the Commission on March 31, 1995
            (Registration No. 33-64664), and which is incorporated herein by this reference).

3 (i) Certificate of Incorporation of Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) (a copy of which was filed with the Commission on June 17, 1993 as Exhibit 3.1 to the Company's Registration Statement on Form S-1, and which is incorporated herein by this reference).

3 (ii) By-laws of Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) (a copy of which was filed with the Commission on June 17, 1993 as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-64664), and which is incorporated herein by this reference).

4.1 Form of certificate representing shares of Common Stock of the Company (a copy of which was filed with the Commission on March 31, 1995 (Registration No. 33-64664), and which is incorporated herein by this reference).

10.1 Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) 1993 Stock Option Plan (a copy of which was filed with the Commission on August 17, 1993 as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on

            Form S-1 (Registration No. 33-64664), and which is incorporated herein by this reference).

10.1 (i)    Kaye Group Inc. Supplemental Stock Option Plan.

10.2 Registration Agreement among Kaye Group Inc. (formerly known as Old Lyme Holding Corporation), Kaye International, L.P. and Old Lyme Holdings of Rhode Island, Inc. (a copy of which was filed with the Commission on August 17, 1993 as Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-64664), and which is incorporated herein by this reference).

10.3 RLI/Kaye Agency Agreement among RLI Insurance Company, Program Brokerage Corp. and certain other entities, dated as of January 1, 1996.

10.4 Mt. Hawley/Kaye Producer Agreement among Mt. Hawley Insurance Company, Program Brokerage Corp. and certain other entities, dated as of January 1, 1996.

10.5 Contingent Commission Agreement among RLI Insurance Company, Program Brokerage Corp. and certain other entities, dated as of January 1, 1996.

10.6        Contingent   Commission   Agreement  between  Mt.  Hawley  Insurance
            Company, Program Brokerage Corp. and certain other entities, dated as of January 1, 1996.

10.7 Trust Account Agreement among RLI Insurance Company, Mt. Hawley Insurance Company and Program Brokerage Corp. dated as of January 1, 1995 (a copy of which was filed with the Commission on March 31, 1995 (Registration No.33-64664), as Exhibit 10.7 to the Company's Form 10-K, and which is incorporated herein by this reference).

 .           10.8  Aggregate  Excess  of Loss  Reinsurance  Agreement  among  RLI
            Insurance Company, Mt. Hawley Insurance Company and Old Lyme Insurance Company of Rhode Island, Inc. dated as of January 1, 1995 (a copy of which was filed with the Commission on March 31, 1995 (Registration No.33-64664), as Exhibit 10.8 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.9 Service Agreement among RLI Insurance Company, Mt. Hawley Insurance Company and Claims Administration Corp., dated as of January 1, 1996.

10.10 Investment Management Agreement among RLI Insurance Company, Mt. Hawley Insurance Company, Program Brokerage Corp. and Fleet Investment Advisory (formerly known as Shawmut Investment Advisors, Inc.), dated as of December 11, 1995, (a copy of which was filed with the Commission on March 31, 1995 (Registration No.33-64664), as
            Exhibit 10.10 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.11 Credit Agreement among Fleet National Bank ( formerly known as Shawmut Bank Connecticut, N.A.) and Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) dated June 30, 1994 (a copy of which was filed with the Commission on March 31, 1995 (Registration No.33-64664), as Exhibit 10.16 to the Company's Form 10Q, and which is incorporated herein by this reference).

10.12 First Amendment to the Credit Agreement, dated March 15, 1995 (a copy of which was filed with the Commission on March 31, 1995 as
            Exhibit 10.17 to the Company's Form 10Q, and which is incorporated herein by this reference).

10.13 Second Amendment to the Credit Agreement, dated May 19, 1995 (a copy of which was filed with the Commission on June 30, 1995 as Exhibit
            10.19 to the Company's Form 10Q, and which is incorporated herein by this reference).

10.14 Loan Agreement between Kaye International L.P. and Kaye Group, Inc. (formerly known as Old Lyme Holding Corporation, dated May 24, 1995 (a copy of which was filed with the Commission on June 30, 1995, as Exhibit 10.18 to the Company's Form 10Q, and which is incorporated herein by this reference).

10.15 Credit Agreement between Kaye Holding Corp. and Fleet National Bank (formerly known as Shawmut Bank Connecticut, N.A., dated October 2, 1995 (a copy of which was filed with the Commission on March 31, 1995, (Registration No.33-64664), as Exhibit 10.15 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.15 (i)   First Amendment to Credit  Agreement  between Kaye Holding Corp. and
            Fleet  National Bank  (formerly  known as Shawmut Bank  Connecticut,
            N.A., dated March 31, 1996 (a copy of which was filed with the Commission on May 13, 1996, (Registration No.33-64664), as Exhibit
            10.22 to the Company's Form 10Q, and which is incorporated herein by this reference).

10.15 (ii)  Second Amendment to Credit Agreement  between Kaye Holding Corp. and
            Fleet National Bank (formerly known as Shawmut Bank Connecticut, N.A., dated May 15, 1996 .

10.16 Stockholders Agreement among Kaye Holding Corp., Kaye International, L.P., Kaye Group Inc., Howard Kaye, Lawrence Greenfield, Walter
            Kaye, Stanley Feinberg, Bruce D. Guthart, Edward Berliner, Michel Zaleski, Ned Sherwood and Marc N. Silverman, dated October 2, 1995, (a copy of which was filed with the Commission on March 31, 1995, (Registration No.33-64664), as Exhibit 10.16 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.17 Executive Employment Agreement between Kaye Group Inc. and Bruce D. Guthart, dated as of January 2, 1997.

10.18 Employment Agreement between Kaye Group Inc. and Michael P. Sabanos, dated as of May 15, 1996.

10.19       Employment  Agreement  between  Kaye  Insurance   Associates,   Inc.
            (formerly known as Kaye Insurance Associates, L.P.) and Walter Kaye, dated as of October 31, 1991.

10.19 (i)   Amendment to Employment Agreement between Kaye Insurance Associates,
            Inc. (formerly known as Kaye Insurance Associates,  L.P.) and Walter
            Kaye, dated as of February 24, 1995.

10.20 Executive Employment Agreement between Kaye Insurance Associates, Inc. and Richard Bass, dated as of October 31, 1991 (a copy of which was filed with the Commission on March 31, 1995, (Registration No.33-64664), as Exhibit 10.20 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.20 (i)   Amendment to Executive  Employment  Agreement between Kaye Insurance
            Associates, Inc. and Richard Bass, dated as of December 11, 1995.

11          Statement regarding computation of per share earnings.

27          Financial Data Schedule

Location of Documents Pertaining to
Executive Compensation Plans and Arrangements
---------------------------------------------

Name of Document                                           Item in Exhibit Index
----------------                                           ---------------------
Kaye Group Inc. (formerly known as
Old Lyme Holding Corporation)
1993 Stock Option Plan                                              10.1

(b)  Reports on Form 8-K

     There were no reports on Form 8K filed for the period October 1, 1996 to December 31, 1996.

Item 8. Financial Statements and Supplementary Data


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                          Page

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets at December 31, 1996
   and 1995                                                                F-3

Consolidated Statements of Income for the years
   ended December 31, 1996, 1995 and 1994                                  F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1996,  1995
   and 1994                                                                F-7

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1996, 1995
   and 1994                                                                F-8

Notes to Consolidated Financial Statements                                 F-9

Financial Statement Schedules:

Schedule II - Condensed Financial Information of Registrant:
         Balance Sheets at December 31, 1996
         and 1995                                                         F-36

         Statements of Income for the years ended
         December 31, 1996, 1995 and 1994                                 F-37

         Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                 F-38

         Notes to Condensed Financial Statements                          F-39

Schedule IV - Reinsurance for the years ended
   December 31, 1996, 1995 and 1994                                       F-40

Schedule VI - Supplemental Information Concerning
   Property-Casualty Insurance Operations for the
   years ended December 31, 1996, 1995 and 1994                           F-41

The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule
VI. The information required for Schedule V is not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kaye Group Inc.:

We have audited the consolidated financial statements and the financial statement schedules of KAYE GROUP INC. and SUBSIDIARIES listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KAYE GROUP INC. and SUBSIDIARIES as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for commission income recognition in 1994.


                                                  /s/  COOPERS & LYBRAND L.L.P.
                                                  COOPERS & LYBRAND L.L.P.


New York, New York
February 27, 1997

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                   (in thousands, except par value per share)

                                                                                    1996                           1995
                                                                               ================               ================
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
    Cash and cash equivalents
      (including short term investments and funds held in a fiduciary
      capacity of $23,879 and $7,528)                                                  $24,789                        $10,054
    Premiums and other receivables                                                      56,255                         76,732
    Prepaid expenses and other assets                                                    1,587                          2,089
    Intercompany receivable                                                                                             7,817
                                                                               ----------------               ----------------
    Total  current assets                                                               82,631                         96,692

Fixed assets (net of accumulated depreciation of $7,646 and  $6,622)                     2,349                          2,565
Expiration lists (net of accumulated amortization of $1,600 and  $1,231)                 2,092                          2,462
Deferred income taxes                                                                    1,354                          2,580
Other assets                                                                               237                            842
                                                                               ----------------               ----------------
    Total assets - insurance brokerage companies                                        88,663                        105,141
                                                                               ----------------               ----------------

PROPERTY AND CASUALTY COMPANIES
   Investments available-for-sale:
      Fixed maturities, at market value (amortized cost 1996, $39,216;
             1995, $37,558)                                                             39,145                         38,002
      Equity securities, at market value (cost:1996, $2,246; 1995, $1,421)               2,316                          1,506
      Short term investments, at cost, which approximates market value                   1,336                          3,150
                                                                               ----------------               ----------------
    Total investments                                                                   42,797                         42,658

    Cash and cash equivalents                                                            2,714                          1,712
    Accrued interest and dividends                                                         969                            991
    Premiums receivable                                                                  4,079                          3,506
    Premiums receivable - insurance brokerage companies                                  2,904                          3,099
    Prepaid reinsurance premiums                                                           283                            383
    Reinsurance recoverable on unpaid loss and loss expenses                               882
    Funds held under deposit contracts, at market value (amortized cost
           1996, $3,844; 1995, $5,590)                                                   3,847                          5,622
    Deferred acquisition costs                                                           4,073                          3,703
    Deferred income taxes                                                                  639                            358
   Other assets                                                                          2,266                          2,551
    Intercompany receivable                                                                556
                                                                               ----------------               ----------------
   Total assets - property and casualty companies                                       66,009                         64,583
                                                                               ----------------               ----------------

CORPORATE
    Cash and cash equivalents                                                              456                          2,098
    Prepaid income taxes                                                                                                1,261
    Prepaid expenses and other assets                                                      443                            432
    Investments available-for-sale:
       Fixed maturities, at market value (amortized cost 1996, $9; 1995, $8)                 9                              8
       Equity securities, at market value (cost:1996 and 1995, $557)                       513                            436
    Deferred income taxes                                                                    9                             41
                                                                               ----------------               ----------------
    Total assets - corporate                                                             1,430                          4,276
                                                                               ----------------               ----------------

    Total assets                                                                      $156,102                       $174,000
                                                                               ================               ================

                 See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                   (in thousands, except par value per share)

                                                                                    1996                           1995
                                                                               ================               ================
INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                  $63,081                        $77,636
     Premiums payable - property and casualty companies                                  2,904                          3,099
     Accounts payable and accrued liabilities                                            6,074                          6,394
     Notes payable                                                                         595                            415
     Deferred income taxes                                                               1,122                          1,178
     Intercompany payable                                                                  344
                                                                               ----------------               ----------------
     Total current liabilities                                                          74,120                         88,722

     Notes payable                                                                         537                            579
     Notes payable - KILP                                                                6,000                          6,000
                                                                               ----------------               ----------------
     Total liabilities-insurance brokerage companies                                    80,657                         95,301
                                                                               ----------------               ----------------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                    15,227                         12,671
     Unearned premium reserves                                                          13,176                         11,914
     Deposit contracts                                                                   3,448                          5,001
     Accounts payable and accrued liabilities                                            4,991                          2,918
     Reinsurance payable                                                                   170                            285
     Intercompany payable                                                                                                  84
                                                                               ----------------               ----------------
     Total liabilities - property and casualty companies                                37,012                         32,873
                                                                               ----------------               ----------------

CORPORATE
Liabilities:
     Current liabilities:
     Accounts payable and accrued liabilities                                              704                          3,222
     Intercompany payable                                                                  212                          7,734
     Notes payable                                                                         850
     Income taxes payable                                                                   95
                                                                               ----------------               ----------------
     Total current liabilities                                                           1,861                         10,956
     Notes payable-long-term                                                             6,250                          7,100
                                                                               ----------------               ----------------
     Total liabilities-corporate                                                         8,111                         18,056
                                                                               ----------------               ----------------

     Total liabilities                                                                 125,780                        146,230
                                                                               ----------------               ----------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN EQUITY OF
   KAYE HOLDING CORP.                                                                    5,338                          4,888
                                                                               ----------------               ----------------

STOCKHOLDERS' EQUITY:

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          7,020 shares issued and outstanding                                               70                             70
     Paid - in capital                                                                   7,776                          7,776
     Appreciation (depreciation) of investments available-for-sale, net of deferred income tax provision (benefit),
          (1996, ($16); 1995, $121)                                                        (31)                           236
     Retained earnings                                                                  17,169                         14,800
                                                                               ----------------               ----------------

     Total stockholders' equity                                                         24,984                         22,882
                                                                               ----------------               ----------------

     Total liabilities and stockholders' equity                                       $156,102                       $174,000
                                                                               ================               ================

                 See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)

                                                                      1996        1995        1994
                                                                    ========    ========    ========
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees, net  - Other                             $ 27,201    $ 31,142    $ 29,379
     Commissions and fees, net  - Property and Casualty Companies      3,368       2,800       5,399
     Interests and dividends                                           1,026       1,028         817
                                                                    --------    --------    --------

     Total revenues                                                   31,595      34,970      35,595
                                                                    --------    --------    --------


Expenses:
     Salaries and benefits                                            18,569      21,125      23,144
     Other operating expenses                                         13,621      13,951      13,800
                                                                    --------    --------    --------

     Total  operating expenses                                        32,190      35,076      36,944
                                                                    --------    --------    --------

     Interest expense                                                    600         600         600
                                                                    --------    --------    --------

     Loss before income taxes-insurance brokerage companies           (1,195)       (706)     (1,949)
                                                                    --------    --------    --------


PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                             20,689      15,160      19,765
     Change in unearned premiums                                      (1,362)      1,685      (2,089)
                                                                    --------    --------    --------

     Net premiums earned                                              19,327      16,845      17,676
     Net investment income                                             2,461       2,819       2,514
     Net realized gains (losses) on investments                           72           1         (50)
     Other income                                                        445         795         452
                                                                    --------    --------    --------

     Total revenues                                                   22,305      20,460      20,592
                                                                    --------    --------    --------

Expenses:

     Losses and loss expenses                                          7,036       4,850       5,620
     Acquisition costs  and general
        and administrative expenses                                    8,218       6,928       5,823
                                                                    --------    --------    --------

     Total expenses                                                   15,254      11,778      11,443
                                                                    --------    --------    --------

     Income before income taxes-property and casualty companies        7,051       8,682       9,149
                                                                    --------    --------    --------


CORPORATE
Revenues:

     Net investment income                                                89          17         124
                                                                    --------    --------    --------

Expenses:
     Other operating expenses                                            220         133         119
     Cost of combining operations                                                    863
                                                                    --------    --------    --------

     Total operating expenses                                            220         996         119
                                                                    --------    --------    --------

     Interest expense                                                    514         688         689
                                                                    --------    --------    --------

     Net expenses before income taxes-corporate                         (645)     (1,667)       (684)
                                                                    --------    --------    --------

                 See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)

                                                                                   1996       1995      1994
                                                                                 =======    =======    =======
Income before minority interest, income taxes and
cumulative effect of change in accounting principles                               5,211      6,309      6,516
                                                                                 -------    -------    -------

Provision for income taxes:
     Current                                                                         364      1,276      2,440
     Deferred                                                                      1,120      1,689        452
     Tax effect of change in tax status                                                      (2,944)
                                                                                 -------    -------    -------

     Total income taxes                                                            1,484         21      2,892
                                                                                 -------    -------    -------

Income before minority interest and
cumulative effect of change in accounting principles                               3,727      6,288      3,624

Minority interest                                                                    656      1,107        929
                                                                                 -------    -------    -------


Income before cumulative effect of change in accounting principles                 3,071      5,181      2,695

Cumulative effect of change in accounting principles                                                     1,652
                                                                                 -------    -------    -------

Net income                                                                       $ 3,071    $ 5,181    $ 4,347
                                                                                 =======    =======    =======

NET INCOME PER SHARE

     Income before cumulative effect of change in accounting principles          $  0.44    $  0.74    $  0.38

     Cumulative effect of change in accounting principles                                                 0.24
                                                                                 -------    -------    -------

     Net income                                                                  $  0.44    $  0.74    $  0.62
                                                                                 =======    =======    =======

PRO FORMA NET INCOME

     Income before minority interest , income taxes and
     cumulative effect of change in accounting principles                        $ 5,211    $ 6,309    $ 6,516

     Charge in lieu of income taxes                                                1,484      1,995      1,861
                                                                                 -------    -------    -------

     Income before minority interest and
     cumulative effect of change in accounting principles                          3,727      4,314      4,655

     Minority interest                                                              (656)      (759)    (1,011)

     Cumulative effect of change in accounting principles                                                1,090
                                                                                 -------    -------    -------

     Net income                                                                  $ 3,071    $ 3,555    $ 4,734
                                                                                 =======    =======    =======

PRO FORMA NET INCOME PER SHARE

     Income before cumulative effect of change in accounting principles          $  0.44    $  0.51    $  0.52

     Cumulative effect of change in accounting principles, net of income taxes                            0.15
                                                                                 -------    -------    -------

     Net income                                                                  $  0.44    $  0.51    $  0.67
                                                                                 =======    =======    =======


                     Weighted average of shares outstanding                        7,020      7,020      7,020
                                                                                 =======    =======    =======


                 See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                               1996        1995        1994
                                                             ========    ========    ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  3,071    $  5,181    $  4,347
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Deferred acquisition costs                                    (370)        826        (878)
   Amortization of bond premium, net                              751         430         374
   Deferred income taxes                                        1,120      (1,268)        452
   Net realized (gains) losses on investments                     (72)         47          50
   Depreciation and amortization expense                        2,000       1,999       1,677
   Minority interest                                              656       1,107         929
   Change in assets and liabilities:
       Accrued interest and dividends                              22        (102)       (166)
       Premiums and other receivables                          19,217      11,426     (14,469)
       Prepaid and other assets                                   760      (1,043)      1,885
       Unpaid losses and loss expenses                          2,556      (1,447)     (3,811)
       Unearned premiums                                        1,362      (1,685)      2,089
       Premiums payable                                       (14,865)    (13,639)      1,278
       Income taxes payable                                     1,356      (2,221)       (873)
       Accounts payable and accrued liabilities                  (767)        972       2,364
                                                             --------    --------    --------

       Net cash provided by (used in) operating activities     16,797         583      (4,752)
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                               (14,291)    (12,506)     (8,246)
   Purchase of equity securities                                 (825)        (45)       (549)
   Purchase of short term investments                                      (2,450)
   Maturities of fixed maturities                               3,318       1,755       1,300
   Sales of fixed maturities                                    8,707       9,635       7,111
   Sales of equity securities                                                 201           4
   Sales of short term investments                              1,814                   1,103
Funds held under deposit contracts
   Purchase of fixed maturities                                  (469)     (1,650)     (4,988)
   Purchase/sales of short term investments                      (815)      2,199       3,612
   Sales of fixed maturities                                    2,535       2,922
   Maturities of fixed maturities                                 480         829
Purchase of fixed assets                                         (888)       (396)       (523)
                                                             --------    --------    --------

       Net cash provided by (used in) investing activities       (434)        494      (1,176)
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                               (1,553)     (4,007)      1,190
Notes payable-repayment                                          (416)     (6,145)     (1,548)
Proceeds from borrowings                                          553       7,268         389
Payment of dividends                                             (702)       (702)        426
Payment of dividends to minority interest shareholders           (150)
Increase in net advances from KILP                                           (392)       (702)
                                                             --------    --------    --------

       Net cash used in financing activities                   (2,268)     (3,978)       (245)
                                                             --------    --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        14,095      (2,901)     (6,173)
Cash and cash equivalents at beginning of period               13,864      16,765      22,938
                                                             --------    --------    --------

Cash and cash equivalents at end of period                   $ 27,959    $ 13,864    $ 16,765
                                                             ========    ========    ========

Supplemental cash flow disclosure:
   Interest expense paid                                     $  1,114    $  1,288    $  1,305
   Income taxes paid (refunded)                              ($   992)   $  3,521    $  3,332


                 See notes to consolidated financial statements

                        KAYE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994
                    (in thousands, except per share amounts)

                                                       Common Stock
                                                    ------------------             Unrealized     Minimum                Total
                                                    Outstanding   Par    Paid-In  Appreciation/   Pension    Retained  Stockholders'
                                                       Shares    Value   Capital  (Depreciation) Liability   Earnings    Equity
                                                       ======    =====   =======  =============  =========  ========     ======
Balance, January 1, 1994                                7,020      $70    $37,611         $51               ($24,003)    $13,729

Cumulative effect of change in accounting for
  investments, net of deferred income taxes of $210                                       410                                410
Change in unrealized depreciation net of deferred
  income tax benefit of $866                                                          (1,681)                            (1,681)
Net income                                                                                                      4,347      4,347
Increase  in net advances from KILP                                           977                                            977
Dividends declared (per share-$0.10)                                                                            (702)      (702)
Minimum pension liability                                                                          (404)                   (404)
                                                      --------  ------- ----------  ----------  --------- ------------  ---------
Balance, December 31, 1994                              7,020       70     38,588     (1,220)      (404)     (20,358)     16,676

Change in unrealized appreciation net of deferred
    income tax of ($750)                                                                1,456                              1,456
Net income                                                                                                      5,181      5,181
Decrease in net advances from KILP                                          (133)                                          (133)
Dividends declared (per share-$0.10)                                                                            (702)      (702)
Effect of combining operations                                           (30,679)                              30,679          0
Minimum pension liability                                                                            404                     404
                                                      --------  ------- ----------  ----------  --------- ------------  ---------
Balance, December 31, 1995                              7,020       70      7,776         236          0       14,800     22,882

Change in unrealized depreciation net of deferred
    income tax benefit of $138                                                          (267)                              (267)
Net income                                                                                                      3,071      3,071
Dividends declared (per share-$0.10)                                                                            (702)      (702)
                                                      --------  ------- ----------  ----------  --------- ------------  ---------

Balance, December 31, 1996                              7,020      $70     $7,776       ($31)         $0      $17,169    $24,984
                                                      ========  ======= ==========  ==========  ========= ============  =========

                 See notes to consolidated financial statements

1. Organization and Basis of Presentation

Effective October 2, 1995 Old Lyme Holding Corporation ("Old Lyme") combined its operations with the insurance brokerage operations (the "Retail Brokerage Business") of Kaye International, L.P. ("KILP"). Old Lyme changed its name to Kaye Group Inc. (the "Company"). The combination was accomplished as follows (the "Transactions"):

a. Old Lyme transferred all of the outstanding stock of Old Lyme Insurance Company of Rhode Island, Inc. and Old Lyme Insurance Company, Ltd. (the "Insurance Companies") and its two other direct wholly owned subsidiaries, Program Brokerage Corporation (the "Program Brokerage Business") and Claims Administration Corporation ("Claims Administration"), and its other assets, to a newly formed subsidiary Kaye Holding Corp. ("Holding") in exchange for (i) 82,400 shares of Holding Common Stock, representing 82.4% of the total outstanding Holding Common Stock, and (ii) the assumption by Holding of Old Lyme's liabilities.

b. KILP transferred all of its interests in certain limited partnerships conducting the Retail Brokerage Business ("Brokerage Partnerships") and certain related assets to Holding in exchange for (i) 17,200 shares of Holding Common Stock, representing 17.2% of the total outstanding Holding Common Stock, and (ii) the assumption by Holding of certain KILP liabilities.

c. Certain individuals transferred to Holding all of their interest in the corporate general partners of the Brokerage Partnerships (the "Brokerage Corporations") in exchange for 400 shares of Holding Common Stock representing 0.4% of the total outstanding Holding Common Stock.

d. Holding contributed its interests in the Brokerage Partnerships to the Brokerage Corporations thereby causing the dissolution of the Brokerage Partnerships.

Old Lyme was organized on May 26, 1993 by KILP. Prior to the consummation of an initial public offering (August 17, 1993) of Old Lyme's Common Stock (the "IPO"), KILP organized Old Lyme through the contribution by KILP and a related party of 100% of the common stock of the Insurance Companies, the Program Brokerage Business and Claims Administration to Old Lyme in exchange for 5,295,000 shares of Old Lyme Common Stock and a warrant to purchase 105,000 additional shares (the "Restructuring") (see Note 18). In connection with the Restructuring, KILP and its affiliates transferred to Old Lyme and its subsidiaries (i) employees who were previously employed by KILP and its affiliates and who spent substantially all their time on Claims Administration or the Programs and (ii) placing brokerage agreements with the various insurance companies and sub-brokerage agreements with independent unaffiliated brokers which relate to the Programs and to which the subsidiaries contributed to Old Lyme were not a party.

As a result of the Transactions and the IPO, the Company owns 82.4% of Holding. KILP and certain individuals own 67.2% of the Company and 73% of Holding (directly and indirectly).

The accompanying consolidated financial statements give effect to the Transactions as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage Business have been combined with the operations of Old Lyme at their historical costs in a manner similar to a pooling of interests. The historical Consolidated Financial Statements reflect the Transactions as if the pooling of interests was consummated at the beginning of the earliest year presented and give retroactive effect to the Restructuring for all periods prior to the IPO.

2. Business

The Retail Brokerage Business operates as an insurance brokerage business which offers commercial clients a full range of insurance brokerage services including procuring property/casualty insurance, bonding, loss prevention engineering, and benefit package design services. The Retail Brokerage Business' strategy is to service middle market companies and organizations just below the Fortune 500 level for which other national brokers intensely compete. Within this market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, manufacturing, restaurants, and retail industries. The Retail Brokerage Business' commitment to these industries has led to the development of several innovative solutions to the twin insurance problems of price and availability of coverage, most notably the creation of target market insurance programs. By organizing pools of similar risks in conjunction with the Program Brokerage Business, the Retail Brokerage Business was one of the pioneers in the application of purchasing groups in the commercial insurance market.

The Insurance Companies underwrite property/casualty insurance and reinsurance. This business is sold principally through specially designed programs (the "Programs") covering various types of business and properties which have similar risk characteristics. The business underwritten by the Insurance Companies has historically been placed by the Program Brokerage Business and entities comprising the Retail Brokerage Business. The Program Brokerage Business is also a party to various sub-brokerage agreements with independent brokers. Such independent and unaffiliated brokers produce business under the Programs and receive a commission on such business paid by the Program Brokerage Business or the Retail Brokerage Business acting as placing broker. Claims Administration provides claims adjusting services to Old Lyme Rhode Island as well as to other insurance carriers.

3) Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company for all periods presented restated to give effect to the Transactions as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage
Business have been combined with Old Lyme at the historical costs in a manner similar to a pooling of interests. All significant intercompany balances and transactions within segments have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements give effect to the Transactions as if they had occurred as of January 1, 1993. Accordingly on January 1, 1993 paid-in capital and retained earnings as previously reported by Old Lyme were restated with stockholders' equity reduced by $15,030,000 to $4,860,000 due to the accumulated deficit of the Retail Brokerage Business and the minority interest in the stockholders' equity of Old Lyme at that date. In addition, income before taxes, minority interest and cumulative effect of a change in accounting principles was reduced by $3,032,000 and $4,880,000 for the years ended December 31, 1994 and 1993, respectively.

Effective upon the closing of the Transactions, the entities comprising the Retail Brokerage Business ceased being either limited partnerships or S corporations and became taxable corporations (see Note 8 ). Accordingly, the accumulated deficit of the Retail Brokerage Business at October 1, 1995 of $30,679,000 was reclassed to paid-in capital, and a deferred tax benefit of $2,944,000 was recorded as the tax effect of the change in tax status in the accompanying 1995 Consolidated Statement of Income (see Note 8).

Prior to the Transactions, Old Lyme had total revenues of $21,088,000 and net income of $6,656,000 for year ended December 31, 1994. The Retail Brokerage Business had total revenues of $32,436,000 and net loss of $1,380,000 for the year ended December 31, 1994.

Since the Company owns 82.4% of Holding with the remaining 17.6% being owned by KILP and certain individuals, the accompanying consolidated financial statements reflect the minority interest in the equity of Holding.

The accompanying consolidated financial statements have been prepared on a segmented basis. The segments and their respective operations are as follows:

Insurance Brokerage Companies - This segment includes the Retail Brokerage Business and the Program Brokerage Business and offers commercial and individual clients a full range of insurance brokerage services including procuring property-casualty insurance, bonding, loss prevention engineering, and employee benefit design services.

Property and Casualty Companies - This segment includes the Insurance Companies and Claims Administration, which underwrite property risks (loss or physical damage to property) and casualty risks (legal liability for personal injury or damaged property of others) for insureds in the Unites States, and provides claims adjusting services to other insurance carriers.

Corporate - Kaye Group Inc. is a holding company which owns 82.4% of Holding. Holding owns 100% of the capital stock of the Insurance Brokerage Companies and the Property and Casualty Companies. The Company and Holding comprise the Corporate segment.

Income (loss) before income taxes of the two operating segments includes expenses incurred by corporate on behalf of the segments, which are allocated to operations of the segments. The allocation is based upon total revenues of each segment except for the allocation of the incentive bonus which is allocated based on the percentage of profits contributed to the Company.

Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are principally cash and cash equivalents and investments in equity securities.

Certain prior year information has been reclassified to conform with the 1996 presentation.

(b) Commission Income

Commission income together with the related accounts receivable from clients and premiums payable to insurance carriers, is recorded principally as of the billing date, except for commission income related to installment billing arrangements which, beginning in 1994, is recorded at the date of the initial billing (see Note 4). Contingent commissions, commissions on premiums billed directly by insurance carriers and commission adjustments (including cancellations) are recorded when collected or known.

(c) Fixed Assets

Furniture, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method. Furniture and equipment are depreciated over periods ranging from three to seven years, and leasehold improvements are amortized over the remaining terms of the leases which expire commencing 1997 thru 2001.

(d) Intangible Assets

Acquired expiration lists are carried at cost, less accumulated amortization which is computed using the straight-line method over a period of ten years. Corporate organizational costs are carried at cost, less accumulated amortization and are amortized using the straight-line method over a period of five years.

(e) Investments

Fixed maturity securities, which include bonds and redeemable preferred stocks, funds held under deposit contracts and equity securities, which include common and nonredeemable preferred stocks, are stated at market value. The difference between the cost and market value of fixed maturity and equity securities is reflected as unrealized appreciation or depreciation, net of applicable deferred income taxes, as a separate component of stockholders' equity. Realized gains or losses from the sale of investments are determined on the basis of specific identification and are reflected as a component of revenues. Investment income is recognized when earned.

The fair value of fixed maturities is based on the closing price of the investments on December 31. The fair value of equity securities is based on the closing sale price on December 31.

If a decline in fair value of an investment is considered to be other than temporary, the investment is reduced to its net realizable value and the reduction is accounted for as a realized investment loss. In evaluating whether a decline is other than temporary, management considers the duration and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including events that may impact the issuer's operations and impair the earnings potential of the investment, and management's ability and intent to hold an investment for a sufficient period to allow for an anticipated recovery in fair value.

(f) Insurance Premiums Earned

Insurance premiums are recognized as revenues ratably over the terms of the related policies in force. Unearned premiums are established to cover the unexpired portion of premiums written and are calculated using the daily pro rata method. Premiums earned are net of reinsurance ceded.

(g) Deferred Acquisition Costs

Deferred acquisition costs represent costs to acquire or renew insurance policies or contracts and are deferred and amortized over the applicable premium recognition period, generally one year. These deferred costs have been limited to the amount expected to be recovered from future earned premiums. Acquisition costs of $6,086,000, $5,190,000, and $4,826,000 were amortized to expense in 1996, 1995 and 1994, respectively.

(h) Unpaid Losses and Loss Expenses

The estimated liability for unpaid losses and loss expenses is based on an evaluation of claims reported by policyholders. A provision, which is based on historical experience and modified for current trends, is also included for losses and loss expenses which have been incurred but not reported. The methods of determining such estimates and establishing the resulting reserves are continually reviewed and modified to reflect current conditions, and any adjustments are reflected currently in results of operations.

The Company has received claims related to lead paint exposures it insures under various residential real estate programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; questions regarding the interpretation and application of insurance and reinsurance coverage. The Company has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided were established based on Management's estimate of ultimate liabilities.

However, due to the nature of the exposures, Management believes such reserves could not be, and therefore were not, established using standard actuarial techniques.

(i) Reinsurance

Assumed reinsurance premiums written, commissions, and unpaid losses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements. Liabilities for unpaid losses, loss expenses and unearned premiums are stated gross of ceded reinsurance recoverables. Deferred acquisition costs are stated net of the amounts of reinsurance ceded, as are premiums written and earned, losses and loss expenses incurred, and amortized acquisition costs. Assumed reinsurance contracts which do not involve the transfer of risk to the Company are recorded as deposit contracts (see Note 13).

(j) Income Taxes

The Company recognizes deferred tax assets or liabilities for temporary differences between the financial reporting and tax basis of assets and liabilities based on enacted tax rates. The principal temporary differences relate to deferred acquisition costs, unearned premiums, discount for tax purposes of the unpaid losses and loss expense reserves, amortization of expiration lists and deferred compensation, accrual adjustment for commission income and unrealized gains or losses on investments (see Note 8).

(k) Cash and Cash Equivalents

Cash and cash equivalents include money market funds and certificates of deposit, including funds held in a fiduciary capacity for Insurance Brokerage Companies, with a maturity of three months or less.

(l) Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. Common stock equivalents (originating in 1993) are not dilutive.

4) Changes in Accounting Policies

Commission income, together with the related accounts receivable from clients and premiums payable to insurance carriers, is recorded principally as of the billing date. Beginning in 1994, commission income related to installment billing arrangements is recorded in total at the date of the initial billing. This change was made because in the opinion of management, it results in a better matching of revenues with the related costs. Prior to this change, commissions were recorded as each installment was billed. As a result of this change, additional commissions of $1,471,000 were recorded in 1994 that would have been recorded under the old policy in 1995.

The Company is unable to determine the effects of this change in years prior to 1994 and, therefore, pro forma disclosure of this change in prior years cannot be made. Accordingly, the effect of the change in accounting on prior years of $1,652,000 is being treated as a cumulative effect adjustment on the 1994 consolidated statement of income.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the statement of income over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the statement of income based on the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees".

The Company has adopted the disclosure of stock-based compensation in accordance with APB No. 25 and has provided the additional disclosures required by SFAS No. 123 (see Note 19). The adoption of this standard does not have an impact on the Company's financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirement for earnings per share.

SFAS No. 128 is applicable to all entities with publicly held common stock or potential common stock. It also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of securities in a public market. The statement does not apply to investment companies or to wholly owned subsidiaries that have not issued options or other potential common shares to employees or others. Management does not believe that the adoption of this standard will have a material impact on the Company's present computation of earnings per share.

5) Funds Held in Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers, of approximately $23,879,000 and $7,528,000 at December 31, 1996 and 1995 respectively, some of which are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

6) Investments

Net investment income for the years ended December 31, 1996, 1995 and 1994 is derived from the following sources:

                                              1996          1995          1994
                                            -------       -------       -------
                                                       (in thousands)

Insurance Brokerage Companies
Short term investments                      $ 1,026       $ 1,028       $   817
                                            -------       -------       -------

Property and Casualty Companies
Fixed maturities                              2,099         2,223         2,373
Equity securities                               114           115           123
Short term investments                           82           207           124
Other                                           191           185           158
                                            -------       -------       -------
Total investment income                       2,486         2,880         2,628
Investment expenses                             (25)          (61)         (114)
                                            -------       -------       -------
                                              2,461         2,819         2,514
                                            -------       -------       -------
Corporate
Other                                            89            65           124
                                            -------       -------       -------

       Net investment income                $ 3,576       $ 3,912       $ 3,455
                                            =======       =======       =======

Net realized gains or losses and the increase or decrease in unrealized appreciation (depreciation) on investments for the years ended December 31, 1996, 1995 and 1994 are summarized below:


                                                   1996       1995        1994
                                                  -------    -------    -------
                                                          (in thousands)
Net realized gains (losses):
   Fixed maturities:
       Gross realized gains                       $    82    $   112    $    40
       Gross realized losses                          (10)      (167)      (102)
                                                  -------    -------    -------
                                                       72        (55)       (62)
                                                  -------    -------    -------

Equity securities - Gross realized gains                           8         12
                                                  -------    -------    -------

Net realized gains (losses)
    on investments                                     72        (47)       (50)
                                                  -------    -------    -------


Change in unrealized
appreciation (depreciation):
    Cumulative effect of change
     in accounting principles                                               753
     Fixed maturities                                (543)     2,656     (2,933)
     Equity securities                                 48         26       (157)
                                                  -------    -------    -------
Net change in unrealized
     appreciation (depreciation)                     (495)     2,682     (2,337)
                                                  -------    -------    -------

Total realized gains (losses)
     and changes in unrealized
     appreciation (depreciation)                  ($  423)   $ 2,635    ($2,387)
                                                  =======    =======    =======

The composition, cost (amortized cost for fixed maturities) and estimated market values of the Company's investments at December 31, 1996 are presented below. Equity security investments with a cost of $36,000 and a fair value of $19,000 are included in other assets of the Insurance Brokerage Companies in the accompanying consolidated balance sheets at December 31, 1996.


                                                   Gross    Gross Un-
                                                 Unrealized  realized  Aggregate
                                                  Holding    Holding    Fair
                                           Cost    Gains     Losses     Value
                                         -------   ------   -------    -------
                                                     (in thousands)

Investments available for sale:
Fixed Maturities:
  U.S. Government (a)                    $ 6,167   $   98   ($   80)   $ 6,185
  States (b)                              31,231      213      (252)    31,192
  Corporate                                1,827       34       (84)     1,777
                                         -------   ------   -------    -------

Total fixed maturities                   $39,225   $  345   ($  416)   $39,154
                                         =======   ======   =======    =======

Equity securities:
  Common stock                           $   145   $   56              $   201
  Preferred stock                          2,694       14   ($   61)     2,647
                                         -------   ------   -------    -------

Total equity securities                  $ 2,839   $   70   ($   61)   $ 2,848
                                         =======   ======   =======    =======

Funds held under deposit contracts:
Fixed Maturities:
  U.S. Government (a)                    $   519   $    3              $   522
  States (b)                                 507                           507
  Corporate                                  300                           300
                                         -------   ------   -------    -------
Total fixed maturities                     1,326        3                1,329

Cash and cash equivalents                  2,518                         2,518
                                         -------   ------   -------    -------

Total funds held under deposit contract  $ 3,844   $    3              $ 3,847
                                         =======   ======   =======    =======

(a)  Includes U.S. Government agencies and authorities

(b)  Includes municipalities and subdivisions

The composition, cost (amortized cost for fixed maturities) and estimated market values of the Company's investments at December 31, 1995 are presented below. Equity security investments with a cost of $36,000 and a fair value of $33,000 are included in other assets of the Insurance Brokerage Companies in the accompanying consolidated balance sheets at December 31, 1995.

                                                     Gross        Gross
                                                   Unrealized   Unrealized    Aggregate
                                                    Holding      Holding        Fair
                                       Cost          Gains        Losses        Value
                                     ----------    ----------    ---------    ----------
                                                         (in thousands)
Investments available for sale:
Fixed Maturities:
  U.S. Government (a)                   $5,756          $160         ($5)        $5,911
  States (b)                            27,419           395        (128)        27,686
  Corporate                              4,091            23          (1)         4,113
Mortgage-backed securities                 300                                      300
                                    ----------    ----------    ---------    ----------

Total fixed maturities                 $37,566          $578       ($134)       $38,010
                                    ==========    ==========    =========    ==========

Equity securities:
  Common stock                            $738           $68       ($123)          $683
   Preferred stock                       1,276            18          (2)         1,292
                                    ----------    ----------    ---------    ----------

Total equity securities                 $2,014           $86       ($125)        $1,975
                                    ==========    ==========    =========    ==========

Funds held under deposit contracts:
Fixed Maturities:
  U.S. Government (a)                     $700           $14                       $714
  States (b)                             3,047            23          (5)         3,065
  Corporate                                140                                      140
                                    ----------    ----------    ---------    ----------
Total fixed maturities                   3,887            37          (5)         3,919

Cash and cash equivalents                1,703                                    1,703
                                    ----------    ----------    ---------    ----------

Total funds held under deposit
contract                                $5,590           $37         ($5)        $5,622
                                    ==========    ==========    =========    ==========

(a)  Includes U.S. Government agencies and authorities

(b)  Includes municipalities and subdivisions

The amortized cost and estimated market value of fixed maturities at December 31, 1996, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                              Investments Available        Funds Held Under
                                                    for Sale               Deposit Contract
                                           -------------------------   ------------------------
                                                              (in thousands)

                                                          Aggregate                 Aggregate
                                           Amortized        Fair       Aggregate       Fair
                                              Cost          Value        Cost         Value
                                           -----------    ----------   ----------   -----------
Due in one year or less                      $ 4,844        $ 4,909      $  650       $  650
Due after one year through five years         14,293         14,368         676          679
Due after five years through ten years        19,067         18,885
Due after ten years                            1,021            992
                                             -------        -------      ------       ------
Total                                        $39,225        $39,154      $1,326       $1,329
                                             =======        =======      ======       ======


Fixed maturities, equity securities, and cash carried at market value of $3,417,000 and $2,946,000 in 1996 and 1995, respectively, were on deposit with governmental authorities, as required by law. Fixed maturity investments and cash equivalents carried at market value of $6,670,000 and $9,165,000 in 1996 and 1995, respectively, have been deposited in trust funds or pledged to collateralize the obligations of Old Lyme Bermuda and Old Lyme Rhode Island to ceding companies under reinsurance agreements, including intercompany reinsurance agreements, and to policy holders under policies (see Note 13).

The Company's short term investment of cash is maintained principally with three banks and an institutional money market fund. To control this risk, the Company utilizes only high credit quality financial institutions. Additionally, under the insurance laws of the State of Rhode Island, where Old Lyme Rhode Island is domiciled, insurers and reinsurers are restricted as to the types of investments they may purchase and the concentration of risk they may accept in any one issuer or group of issuers. The Company complies with such laws which insure that the concentration of risk in its investment portfolio is at an acceptable and authorized level.

7) Notes Payable

Notes payable consist of the following at December 31,:

                                                                  1996     1995
                                                                 ------   ------
                                                                 (in thousands)
Insurance Brokerage:
  Finance company notes, due through 2000, interest at
         prime rate plus 1/2% ................................   $  578   $  994
  Capital lease due through 8/30/99, interest at 7.375% ......      554
  Subordinated promissory note payable to KILP,
        due the later of 8/30/97 or 30 days after repayment
        of the revolving line of credit ......................    6,000    6,000
                                                                 ------   ------
                                                                  7,132    6,994
  Less current portion .......................................      595      415
                                                                 ------   ------
  Notes payable - long term ..................................   $6,537   $6,579
                                                                 ======   ======

Corporate:
  Revolving line of credit, due through 2000
        interest at 5.875% plus 1.5% .........................   $7,100   $7,100
Less current portion .........................................      850
                                                                 ------   ------
Loans payable- long term .....................................   $6,250   $7,100
                                                                 ======   ======

The Company has a $8,750,000, revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of December 31, 1996, the Company is in compliance with the covenants of the debt agreement.

On May 16, 1995, Old Lyme borrowed $7,100,000 under the revolving line of credit. On May 24, 1995, Old Lyme loaned $7,100,000 to KILP, pursuant to a promissory note and loan agreement (the "KILP Note"). The proceeds of such loan were used by KILP in connection with a Debt Satisfaction Agreement entered into on May 24, 1995 with the creditors under the bank term loan and senior note whereby the entire principal balance plus accrued interest then outstanding (aggregating approximately $5,600,000) was repaid in full. In addition, KILP repurchased 137,500 shares of Old Lyme common stock subject to a put option for $1,375,000, and received from one creditor 52,500 warrants entitling the holder to acquire 52,500 shares of newly issued Old Lyme common stock for $10 per share. Consequently, the creditors waived all events of default existing as of December 31, 1994 and thereafter, and released KILP from any and all liability under the loan agreements.

As a condition of the Transactions, Old Lyme's credit facility agreement with the bank was restructured and the borrowings of $7,100,000 were assumed by Holding. Furthermore, in connection with the Transactions, the KILP Note was transferred to Holding and the obligation canceled.

The bank's commitment under the revolving line of credit is scheduled to be reduced commencing September 30, 1996 by $625,000 each quarter. Available credit as of the end of each respective years is $8,750,000 in 1996, $6,250,000 in 1997, $3,750,000 in 1998, $1,250,000 in 1999 and none in 2000. The Company's required payments under the revolving line of credit for the respective years are $0 in 1996, $850,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999 and
$1,250,000 in 2000. Interest accrued under the revolving credit line for the years ended December 31, 1996 and 1995 were $514,000 and $341,000, respectively.

The aggregate maturities of all notes payable by year are as follows (in thousands):


      1997    .....................................          $1,445
      1998    .....................................           2,804
      1999    .....................................           2,717
      2000    .....................................           7,266
      Thereafter     ..............................               0


Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the notes payable at December 31, 1996 and 1995 approximates their carrying value.

Interest expense in the accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 was $1,114,000, $1,288,000, and
$1,289,000 respectively.

8) Income Taxes

The Company's effective income tax rate for the years ended December 31, 1996, 1995 and 1994 differs from the statutory rate on ordinary income before income taxes as follows (in thousands):

                                                1996                1995               1994
                                         ------------------  ------------------  ------------------
                                                      % of                % of               % of
                                                     Pretax              Pretax              Pretax
                                          Amount     Income  Amount      Income  Amount     Income
                                         -------    -------  -------    -------  -------    -------
Income taxes computed at the statutory
  rate ...............................   $ 1,772       34.0% $ 2,145       34.0% $ 2,215       34.0%
Increase (decrease) in taxes
  resulting from:
Transactions  (a) ....................                           969       15.4    1,031       15.5
Establishment of deferred taxes (b) ..                        (2,944)     (46.7)
Tax-exempt investment income .........      (403)      (7.7)    (399)      (6.3)    (313)      (5.0)
Non-deductible costs of combining
operations ...........................                           293        4.6
Other ................................       115        2.2      (43)      (0.7)     (41)      (0.1)
                                         -------    -------  -------    -------  -------    -------
Provision for income taxes ...........   $ 1,484       28.5% $    21        0.3% $ 2,892       44.4%
                                         =======    =======  =======    =======  =======    =======

(a) Income (loss) of Brokerage Partnerships and Corporations taxed to their respective partners or shareholders

(b)  Upon Transactions on October 2, 1995

The Brokerage Partnerships and Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies, were liable for income taxes. Effective upon the closing of the Transactions on October 2, 1995, the income or loss of the Retail Brokerage Business is included in the consolidated federal income tax return of the Company. The tax effect of the change in tax status of $2,944,000, reflected in the accompanying consolidated statements of income for the year ended December 31, 1995, represents the net deferred tax benefit with respect to temporary differences (at October 2, 1995) between the financial reporting and tax bases of assets and liabilities of the Retail Brokerage Business, principally amortization of expiration lists and deferred compensation, deduction of previously accrued management bonuses, and accrual adjustments for commission income.

The data reflecting a charge in lieu of income taxes is presented on a pro forma basis in the accompanying consolidated statements of income as if the income or loss, prior to the Transactions of the various partnerships and S corporations, were taxed to those entities rather than to their partners or shareholders.

The source of the significant temporary differences and the related deferred tax effects are as follows:


                                             1996           1995          1994
                                            -------       -------       -------
                                                       (in thousands)
Deferred compensation                       $   850       $   255
Expiration lists                                393           226
Deferred acquisition costs                      126          (281)      $   299
Loss reserve discount                            37           193           276
Accrual adjustment                              (56)          628
Unearned premium reserves                       (93)          115          (143)
Other                                          (137)          553            20
                                            -------       -------       -------
Deferred tax expense                        $ 1,120       $ 1,689       $   452
                                            =======       =======       =======

The components of the net deferred tax asset, in the accompanying consolidated balance sheets at December 31, 1996 and 1995, are as follows:

                                                               1996        1995
                                                              ------      ------
                                                                (in thousands)
Deferred tax assets:
   Expiration lists                                           $1,335      $1,729
   Loss and loss expense reserves                              1,018       1,055
   Unearned premium reserves                                     877         784
   Unrealized  losses on  investments and other                  157
   Deferred compensation                                                     850
                                                              ------      ------
       Total deferred tax asset                                3,387       4,418
                                                              ------      ------
Deferred tax liabilities:
   Deferred acquisition costs                                  1,385       1,259
   Unrealized gains on investments and other                                 180
   accrual adjustment                                          1,122       1,178
                                                              ------      ------

    Total deferred tax liability                               2,507       2,617
                                                              ------      ------

    Net deferred tax asset                                    $  880      $1,801
                                                              ======      ======

Management believes it is more likely than not that all deferred tax assets are realizable based upon the past earnings history of the Company.

Old Lyme Bermuda, as a Bermuda domiciled company is not subject to federal income taxes but, rather, Holding is subject to federal income taxes based on Old Lyme Bermuda's taxable income for the entire year. Accordingly, Holding includes the taxable income of Old Lyme Bermuda in its separate company income for tax purposes, but for segment reporting the income is included with the Property and Casualty Companies. Old Lyme Bermuda has received an undertaking from the Bermuda Government exempting it from all taxes computed on profit or income, or computed on any capital asset gain or appreciation until 2016.

The Company and its wholly owned subsidiaries are party to a Tax Allocation Agreement ("the Agreement"). Pursuant to the Agreement, these companies agreed to file a U.S. consolidated income tax return. The Agreement provides that each member of the group will compute its separate tax liability or benefit on a separate return basis and pay or receive such amounts to or from the Company. For purposes of segment information, amounts due to or from the Company by its subsidiaries are included in the intercompany receivable/payable in the accompanying consolidated balance sheets.

9) Lease Commitments and Rentals

Minimum annual rental commitments under various noncancelable operating leases for office space, automobiles and equipment are as follows (in thousands):

                             Years Ending December 31,
                             -------------------------
                  1997    .............................. $2,588
                  1998    ..............................  2,335
                  1999    ..............................  1,552
                  2000        ..........................  1,453
                  Thereafter  ..........................  1,303
                  Total    ............................. $9,231
                                                         ======

Leases for office space include various escalation clauses, none of which individually or in the aggregate are material. Escalation clauses are accounted for on a straight-line basis over the life of the lease. The leases also contain provisions for the payment of certain operating expenses and real estate taxes.

Rent expense for the years ended December 31, 1996, 1995 and 1994, amounted to approximately $2,919,000, $3,002,000, and $3,059,000, respectively.

10) Pension, Retirement and Bonus Plans

Substantially all officers and employees of the Company are entitled to participate in a qualified retirement savings plan (401K) and in prior years were entitled to participate in a defined benefit pension plan. The costs to the Company to participate in these plans included in the accompanying consolidated statements of income was approximately $55,000, 688,000, and $621,000 for 1996, 1995 and 1994, respectively.

The defined benefit pension plan (the "Plan") was frozen effective December 31, 1994, at which time participants became 100% vested in their accrued benefits. All pension benefits were frozen at then current levels. The termination resulted in an insignificant curtailment loss pursuant to Statement of Financial Accounting Standards No. 88 ("SFAS 88") in 1994. During 1995, the Plan's obligations were settled, resulting in a settlement loss pursuant to SFAS 88 in the amount of $494,000, which included the additional minimum liability charged directly to equity at December 31, 1994 in accordance with SFAS No. 87 "Employers Accounting for Pensions".

Holding administered a bonus plan which provided incentives to key personnel (the "Bonus Plan"). The Bonus Plan provided for an aggregate bonus pool based upon the combined financial results of the Company. The cost of this plan to the Company was approximately $476,000, $500,000, and $380,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Plan terminated on December 31, 1996.

11) Management Services Agreement

In September 1992, Kaye Insurance Associates, L.P. ("KIA"), one of the entities comprising the Retail Brokerage Business, entered into a management services agreement with APCO Corp. (the "Manager"), whereby the Manager provides the administrative and operational functions of the Amalgamated division which was acquired in 1992. The Manager is owned by the individuals who sold the Amalgamated division to KIA. In return, commencing September 1, 1992 and continuing through August 31, 1997, KIA pays annually to the Manager a base fee which is subject to certain adjustments as specified in the agreement. KIA incurred management service fees of $1,536,000, $1,732,000, and $1,764,000 for the years ended December 31, 1996, 1995 and 1994, respectively, which is included in other operating expenses of the Insurance Brokerage Companies.

In addition, the Manager is entitled to receive an incentive bonus in an amount equal to a specified percentage (ranging from 16% to 19%) of gross income of the Amalgamated division, as defined in the agreement, for each of the five years in the period ended August 31, 1997. In accordance with the terms of the agreement, however, in no event shall the cumulative amount paid by KIA, with respect to this incentive bonus, be less than $2,876,000 or exceed $4,132,000 subject to the continued employment of certain key personnel by the Manager. The cost of this bonus to KIA, which is charged to salaries and benefits as the related gross income is earned, was $364,000, $1,027,000, and $1,138,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

12) Contingent Liabilities

In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. Subject to specified limits, the shareholders of predecessors to the Retail Brokerage Business are responsible for any costs arising from those claims which were asserted prior to November 1, 1991, the date on which KILP was formed. In the opinion of management, the ultimate resolution of all asserted and potential claims both prior and subsequent to the formation of KILP, will not have a material effect on the consolidated financial position of the Company.

As licensed brokers, certain subsidiaries of the Company are or may become parties to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries have been involved since 1992 in an administrative investigation by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. While the companies are in discussions with the Department regarding settlement of such investigation, if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocations. KILP has agreed to indemnify Holding, the Company and its subsidiaries for any fines or settlement payments in excess of $300,000, relating to such investigation. Management does not believe the resolution of such issues will have a material adverse effect on the Company.

13) Reinsurance

As of December 31, 1996 and 1995, included in the amounts reflected in the consolidated financial statements are unearned premiums of $5,173,000 and $3,981,000, respectively, and unpaid losses and loss expenses of $6,534,000 and $1,930,000, respectively, for reinsurance assumed from non-affiliates, although all such reinsurance assumed relates to business produced by the Insurance Brokerage Companies. The Insurance Companies has established trust funds and deposited fixed maturities and cash therein to satisfy the collateral requirements of certain ceded reinsurance agreements. The trust funds established for the benefit of ceding companies amounted to approximately $6,670,000 as of December 31, 1996.

In accordance with the normal practice of the insurance industry, Old Lyme Rhode Island assumes and cedes reinsurance with other insurers or reinsurers. The reinsurance arrangements provide greater diversification of business and minimize Old Lyme Rhode Island's maximum net loss arising from large risks. Old Lyme Rhode Island assumes reinsurance under reinsurance treaty arrangements generally with limits of $25,000 (inclusive of loss expenses) per occurrence. To limit Old Lyme Rhode Island's exposure for the reinsurance assumed, Old Lyme Rhode Island purchased an annual aggregate stop loss policy. This policy insures Old Lyme Rhode Island in the event the losses under the policy exceed a fixed percentage of premium earned. Old Lyme Rhode Island will be reimbursed up to $5,000,000 under this contract.

Old Lyme Rhode Island also has ceded reinsurance on an excess of loss basis with an unaffiliated company, National Reinsurance Corp. ("Nat Re"). Old Lyme Rhode Island issues policies on a selected basis with limits up to $1,000,000 retaining the first $50,000 of exposure and reinsuring $950,000 to Nat Re. The remaining reinsurance arrangements are on a quota share basis with non-affiliated insurers or reinsurers.

The Insurance Companies also entered into reinsurance agreements, wherein they reinsure certain general liability and property risks. These reinsurance agreements include per claim and aggregate limits and provide funds that are placed into trusts for the benefit of the insurers. Since these reinsurance contracts do not transfer risk to the Insurance Companies, they are included in "Funds Held Under Deposit Contracts" in the accompanying consolidated balance sheets.

A contingent liability exists with respect to reinsurance ceded, which would become an ultimate liability of Old Lyme Rhode Island in the event that the assuming companies were unable to meet their obligations under the reinsurance agreements in force at December 31, 1996. The amounts deducted from liabilities, revenues and expenses for reinsurance ceded by Old Lyme Rhode Island were as follows in thousands:
                                                  1996         1995
                                                  ----         ----
                                                    (in thousands)
Liabilities:
    Unpaid losses and loss expenses                $882       $118

Revenue and expenses:
    Premiums earned                                 520        110
    Losses and loss expenses                        764        118


14) Losses and Loss Expenses

The following table sets forth a reconciliation of the changes in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1996.


                                                  Years Ended December 31,
                                            -----------------------------------
                                              1996         1995          1994
                                            --------     --------      --------
                                                       (in thousands)

Balance at January 1,                       $ 12,671     $ 14,118      $ 17,929
  Less reinsurance recoverables
                                            --------     --------      --------
 Net Balance at January 1,                    12,671       14,118        17,929
                                            --------     --------      --------

Incurred related to:
   Current year                                6,621        4,986         5,691
   Prior year                                    415         (136)          (71)
                                            --------     --------      --------

Total incurred                                 7,036        4,850         5,620
                                            --------     --------      --------

Paid related to:
  Current year                                 1,832        2,138         2,464
  Prior year                                   3,530        4,159         6,967
                                            --------     --------      --------

Total paid                                     5,362        6,297         9,431
                                            --------     --------      --------

Net Balance at December 31,                   14,345     $ 12,671        14,118
  Add reinsurance recoverables                   882
                                            --------     --------      --------
   Balance at December 31,                  $ 15,227     $ 12,671      $ 14,118
                                            ========     ========      ========

15) Statutory Financial Information and Dividend Restrictions

The Company's insurance subsidiaries file separate financial statements in accordance with accounting practices prescribed or permitted by the insurance regulatory authorities where they are domiciled. Statutory financial statements do not reflect deferred acquisition costs, deferred income taxes, market value changes and certain other items recognized under GAAP. Old Lyme Bermuda is required to maintain a minimum statutory capital and surplus based upon the higher $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1996. At December 31, 1996, $451,000 was available for distribution from Old Lyme Bermuda and its subsidiary, Park Brokerage Ltd.

Pursuant to Rhode Island Insurance Law, Old Lyme Rhode Island may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, Old Lyme Rhode Island is restricted (on the basis of the lesser of 10% of Old Lyme Rhode Island's statutory surplus at the end of the preceding twelve-month period or 100% of Old Lyme Rhode Island's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of the dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. At December 31, 1996, $2,403,000 was available for distribution during 1997, without prior approval. Statutory information is as follows:

                                            Old Lyme    Old Lyme
                                          Rhode Island   Bermuda     Combined
                                          ------------   -------     --------
                                                     (in thousands)
Policyholders' surplus at December 31,:

          1996                               $24,034     $1,451      $25,485
          1995                               $21,060     $5,171      $26,231

Net income for the years
ended December 31,:

          1996                                $2,459     $2,890       $5,349
          1995                                $6,243     $1,890       $8,133
          1994                                $3,897     $3,672       $7,569

The following is a reconciliation of Statutory net income and surplus regarding Surplus/ policyholders in accordance with statutory accounting principle ("SAP") as reported to the Rhode Island and Bermuda insurance regulatory authorities to net income and capital as determined in conformity with generally accepted accounting principles ("GAAP") basis.


                                                   Statutory Surplus/
                                                  Stockholders' Equity         Net Income for years ended
                                                   as of December 31,                   December 31,
                                                  ====================       ==================================

                                                      1995       1994         1996          1995          1994
                                                      ----       ----         ----          ----          ----
                                                                         (in thousands)

Consolidated amount in accordance with GAAP         $24,984    $22,882       $3,071        $5,181        $4,347

Equity/deficit in net assets and net loss of
  non-insurance companies                             5,768     10,186        3,217         2,354         4,047

Combined amount in accordance with GAAP              30,752     33,068        6,288         7,535         8,394

Excess of statutory formula reserves over
  GAAP reserves                                        (621)    (2,670)

Provisions for reinsurance                                         (43)

Deferred acquisition costs                           (4,073)    (3,703)        (370)          826          (878)

Non-admitted assets, deferred income
 taxes and other                                       (573)      (421)        (569)         (228)           53
                                                    -------    -------       ------        ------        ------

Combined amount in accordance with SAP              $25,485    $26,231       $5,349        $8,133        $7,569
                                                    =======    =======       ======        ======        ======

16) Related Party Transactions

The administrative support for Old Lyme Bermuda is provided by International Advisory Services, Ltd. ("IAS"), an insurance management company located in Bermuda. The principal stockholder of IAS is an officer of Old Lyme Bermuda and, following consummation of the IPO, became a director of the Company. Management fees paid to IAS under a service contract for the years ended December 31, 1996, 1995 and 1994 were $36,250, $65,000, and $65,000, respectively.

KIA incurred a management fee of $175,000 annually to ZS Kaye, L.P. which is one of the general partners of KILP. KIA has an accrued payable to ZS Kaye, L.P. as of December 31, 1996 and 1995 of $175,000 and $625,000, respectively. This management fee arrangement terminated on December 31, 1996.

17) Preferred Stock

The Board of Directors is authorized to issue preferred stock in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of stock, voting rights and other terms. No preferred stock is currently outstanding.

18) Common Stock Warrants and Dividends Declared

The Company has issued a warrant to KILP to purchase 105,000 shares of its common stock. The exercise price of the warrant is the IPO price of such shares ($10.00), subject to certain anti-dilution adjustments. The warrant is exercisable through February 16, 1998.

The Board of Directors of the Company declared annual dividends of $702,000 for the years ended December 1996 and 1995, respectively.

19) Stock Option Plans

At December 31, 1996, the Company has a Stock Option Plan and a Supplemental Stock Option Plan (the "Plans"). Both plans are identical and are stock-based compensation plans, which are described below. The Company adopted the disclosure requirements of SFAS No. 123 effective January 1, 1996 and continues to account for its employee stock-based compensation plans under APB 25. Accordingly, the adoption of SFAS No. 123 had no impact on the Company's financial position or results of operations. Had compensation cost for the Company's stock option program been recognized based on the fair value at the grant date consistent with the recognition provisions of SFAS No. 123, the impact on the Company's net income and earnings per share would not have been material.

Under the Plans a total of 700,000 shares of common stock are reserved for issuance. The Plans provide for the granting to directors, executives or other key employees (including officers) of the Company non-qualified stock options ("NQOs") or incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price of all ISOs and NQOs under the Plans are generally at least the fair market value of the common stock of the Company on the date of grant.

The Compensation Committee (the "Committee") determines the terms of the options
including  the  exercise   price,   number  of  shares  subject  to  option  and
exercisability.

In addition, the Plans authorize grants of alternative cash settlement rights at the discretion of the Committee, which entitles participants to receive a payment in cash equal to the fair market value of such shares on the date of surrender less the purchase price required to purchase such shares.

A summary of the status of the Plans as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below:

                                              1996                      1995                     1994
                                   ----------------------------------------------------------------------------------
                                              Weighted-Average            Weighted-Average           Weighted-Average
Fixed Options                        Shares   Exercise Price     Shares   Exercise Price    Shares    Exercise Price
-------------                      ----------------------------------------------------------------------------------
Outstanding at beginning of year     323,000        $9.33       194,550       $10.71        198,750        $10.00

Granted                              225,000         5.09       155,500         8.49         24,250         11.02

Exercised

Forfeited                            (19,450)        9.24       (27,050)       10.10        (28,450)        10.07
                                     -------        -----       -------        -----        -------        ------
Outstanding at end of year           528,550        $7.53       323,000        $9.33        194,550        $10.71
                                     =======        =====       =======        =====        =======        ======

Options exercisable at year-end      124,150                     64,480                      36,610
                                     =======                     ======                      ======

The following table summarizes information about the stock options outstanding at December 31, 1996:


                          Options Outstanding                           Options  Exercisabe
                  ------------------------------------     -----------------------------------------------------
                     Number           Weighted-Average                         Number
Exercise Prices    Outstanding           Remaining         Weighted-Average  Exercisable        Weighted-Average
                   at 12/31/96        Contractual Life      Exercise Price   at 12/31/96         Exercise Price
---------------   -------------      -----------------     ----------------  -----------        ----------------
     $11.63           10,500                 7.08              $11.63           4,200                $11.63
     $10.31              250                                    10.31             250                 10.31
     $10.00          148,400                 6.63               10.00          90,700                 10.00
     $ 9.75           13,500                 8.08                9.75           2,700                  9.75
     $ 8.43          115,900                 8.83                8.43          23,300                  8.43
     $ 7.88           15,000                 8.70                7.88           3,000                  7.88
     $ 7.06           10,000                 9.37                7.06                                  7.06
     $ 5.00          215,000                10.00                5.00                                  5.00
                    --------                 ----               -----         -------                  -----

                    $528,500                 8.63               $7.53         124,150                  $9.70
                    ========                 ====               =====         =======                  =====

The options vested and are exercisable at the rate of 20% per year and terminate ten years from date of grant. At December 31, 1996, 1995 and 1994, 124,150, 64,480, and 36,610 options were exercisable and there were 171,450, 27,000, and 155,450 options available for future grants, respectively.

20) Quarterly Financial Information (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1996 and 1995 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown. Financial data has been restated to take into effect the Transaction effective October 2, 1995.

                                                   For the three months ended (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                (in thousands, except for per share)

                                                   March 31,              June 30,            September 30,         December 31,
                                                   ---------              --------            -------------         ------------
                                              1996         1995       1996        1995       1996        1995      1996      1995
====================================================================================================================================
Revenues                                     $11,753      $13,103   $11,780     $11,436     $15,206    $13,684    $15,250    $17,224
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               ($27)        $44       $175       ($405)     $1,246     $1,574     $1,677     $3,968
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share             $0.00       $0.01      $0.02      ($0.06)      $0.18      $0.22      $0.24      $0.57

Average shares outstanding                     7,020       7,020      7,020       7,020       7,020      7,020      7,020      7,020
====================================================================================================================================
Pro Forma:
----------
Net income                                      ($27)       $395       $175         $13      $1,246     $1,472     $1,677     $1,689
------------------------------------------------------------------------------------------------------------------------------------

Net income per common share                    $0.00       $0.06      $0.02       $0.00       $0.18      $0.21      $0.24      $0.24
Average shares outstanding                     7,020       7,020      7,020       7,020       7,020      7,020      7,020      7,020
====================================================================================================================================

(1) Reflects restatement of the provision (benefit) for income taxes and pro forma charge (benefit) in lieu of income taxes for the first quarter 1996 and the second and fourth quarter 1995. The effect of the restatement did not have an impact on the 1995 full year result.


21) Premiums

Of the Company's net premiums earned approximately 63%, 55%, and 59% related to the residential real estate program and 24%, 32%, and 31% related to the restaurant program for the years 1996, 1995, and 1994, respectively. Of the Company's net premiums earned approximately 83%, 98%, and 83% related to insureds located in New York State for the years 1996, 1995, and 1994, respectively.

Premiums earned for the three years ended December 31, 1996, 1995 and 1994 are summarized below:

                                       1996           1995         1994
                                       ----           ----         ----
                                                (in thousands)

           Direct                    $ 9,979        $13,063       $13,133
           Assumed                     9,869          3,892         4,543
                                     -------        -------       -------
           Total                      19,848         16,955        17,676
           Ceded                        (521)          (110)            0
                                     -------        -------       -------
           Net                       $19,327        $16,845       $17,676
                                     =======        =======       =======

Included in Property and Casualty Companies net premiums earned are assumed premiums relating to reinsurance agreements with RLI of $3,878,000, $2,409,000, and $904,000 in 1996, 1995 and 1994, respectively.

22) Business Segments

The Company operates in two business segments, the procuring of property and casualty insurance ("Insurance Brokerage Companies") and the underwriting of property and casualty risks ("Property and Casualty Companies"). The identifiable segment assets, operating profits and income before income taxes and minority interests are shown on the accompanying consolidated financial statements.

The following table is a summary of certain other segment information for the years ended December 31, 1996, 1995 and 1994:


                                                        Industry Segments - 1996
----------------------------------------------------------------------------------------------------
                                    Insurance                 Property &
(in thousands)                      Brokerage                 Casualty                  Consolidated
--------------                      ---------                 --------                  ------------

Depreciation expense                $1,024                     $23                       $1,047
Amortization expense                $  953                                               $  953
Capital expenditures                $  888                                               $  888



                                                        Industry Segments - 1995
----------------------------------------------------------------------------------------------------
                                    Insurance                 Property &
(in thousands)                      Brokerage                 Casualty                  Consolidated
--------------                      ---------                 --------                  ------------
Depreciation expense                $  940                      $18                       $  958
Amortization expense                $1,041                                                $1,041
Capital expenditures                $  396                                                $  396



                                                        Industry Segments - 1994
----------------------------------------------------------------------------------------------------
                                    Insurance                 Property &
(in thousands)                      Brokerage                 Casualty                  Consolidated
--------------                      ---------                 --------                  ------------
Depreciation expense                $  849                      $14                       $   863
Amortization expense                $  814                                                $   814
Capital expenditures                $  424                      $99                       $   523

The foreign operations set forth below, relate solely to the operations of Old Lyme Bermuda and include reinsurance assumed from Old Lyme Rhode Island, as well as from third party insurance companies. All such risks assumed originate in the United States.


                                                      1996
                                      --------------------------------------
                                       Foreign      Domestic         Total
                                       -------      --------         -----
                                                   (in thousands)

   Revenues                            $ 2,104       $ 51,885       $ 53,989
   Income before minority
     interest and income taxes           2,857          2,354          5,211
   Identifiable assets                   4,925        151,177        156,102

                                           1995                                          1994
                             ------------------------------                  -----------------------------
                             Foreign     Domestic    Total                   Foreign   Domestic    Total
                             -------     --------    -----                   -------   --------    -----
                                                            (in thousands)
Revenues                     $2,828       $52,619   $55,447                  $4,278    $52,033    $56,311
Income before minority
   interest and income
   taxes                      2,062         4,247     6,309                   3,615      2,901       6,516
Identifiable assets          15,579       158,421   174,000                  17,953    168,040     185,993


There were no material intercompany revenue transactions between Old Lyme Bermuda and Old Lyme Rhode Island.

During 1996, Old Lyme Rhode Island entered into the following reinsurance agreements:

     1. Commutation Agreement: Old Lyme Rhode Island commuted all liabilities and obligations arising out of reinsurance agreements between Old Lyme Rhode Island and Old Lyme Bermuda for the sum of $3,337,729. This transaction increased Old Lyme Rhode Island's reserves by $4,466,384 and decreased statutory underwriting income by $1,128,655.

     2. Novation Agreement: Old Lyme Rhode Island has agreed to replace Old Lyme Bermuda under all reinsurance agreements in either RLI and/or Mt. Hawley. Old Lyme Bermuda offered and Old Lyme Rhode Island accepted in full and final satisfaction arising out of Old Lyme Bermuda's participation in all reinsurance agreements with either RLI or Mt. Hawley, the sum of $1,203,974. This transaction increased Old Lyme Rhode Island's premium written by $1,203,974, reserves by $1,611,098 and decreased statutory underwriting income by $407,124.

                                                                                                         Schedule II
                                                        KAYE GROUP INC.
                                                     (Parent Company Only)
                                                   Condensed Balance Sheets
                                                  December 31, 1996 and 1995
                                          (in thousands, except par value per share)


                                                                                                 1996          1995
                                                                                              =========     =========
ASSETS

Cash and  cash equivalents                                                                           $1            $1
Investment in subsidiary                                                                         24,983        22,881
Due from subsidiary                                                                                 271           176
Prepaid income taxes                                                                                            1,261
                                                                                              ---------     ---------

       Total assets                                                                             $25,255       $24,319
                                                                                              =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Income taxes payable- current                                                                       $95
Dividends payable                                                                                   176          $176
Due to subsidiary                                                                                               1,261
                                                                                              ---------     ---------

       Total liabilities                                                                            271         1,437
                                                                                              ---------     ---------

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value; 1,000 shares authorized;
       none issued and outstanding
Common stock, $.01 par value; 20,000 shares authorized;
       7,020 shares issued and outstanding                                                           70            70
Paid-in capital                                                                                   7,776         7,776
Unrealized appreciation (depreciation) of investments, net of deferred
       income tax provision (benefit), (1996, $(16); 1995, $121)                                   (31)           236
Retained earnings                                                                                17,169        14,800
                                                                                              ---------     ---------

       Total stockholders' equity                                                                24,984        22,882
                                                                                              ---------     ---------


       Total liabilities and stockholders' equity                                               $25,255       $24,319
                                                                                              =========     =========



                    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                                    Schedule II

                                        KAYE GROUP INC.
                                     (Parent Company Only)
                                 Condensed Statements of Income
                      For the years ended December 31, 1996, 1995 and 1994
                                         (in thousands)


                                                        1996             1995            1994
                                                    ===========     ===========    ===========
REVENUES:

Equity in income of subsidiary net of taxes              $3,071          $5,181         $4,347
                                                    -----------     -----------    -----------

NET INCOME                                               $3,071          $5,181         $4,347
                                                    ===========     ===========    ===========


       The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.


                                                                                     Schedule II

                                                        KAYE GROUP INC.
                                                     (PARENT COMPANY ONLY)
                                              Condensed Statements of Cash Flows
                                     For the years ended December 31, 1996, 1995 and 1994
                                                        (in thousands)


                                                              1996         1995          1994
                                                          ==========    ==========     =========

Cash flows from operating activities:
       Net income                                            $3,071        $5,181         $4,347

Adjustment to reconcile net income to net cash
provided by operating activities:
       Equity in net income of subsidiary                    (3,071)       (5,181)        (4,347)
       Dividends received from subsidiary                       702           702            702
       Change in assets and liabilities:
           Due from subsidiary                               (1,356)        2,222            864
           Income taxes payable                               1,356        (2,221)          (864)
                                                           --------       -------        -------

       Net cash provided by operations                          702           703            702
                                                           --------       -------        -------

       Dividends paid                                          (702)         (702)          (702)
                                                           --------       -------        -------

       Net cash used in financing activities                   (702)         (702)          (702)
                                                           --------       -------        -------

Net change in cash and cash equivalents                                         1

Cash and cash equivalents at beginning of period                  1
                                                           --------       -------        -------

Cash and cash equivalents at end of period                       $1            $1
                                                           ========       =======        =======


Income taxes paid (refunded)                                  ($992)        $3,521        $3,332
                                                           ========       ========       =======


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                     Schedule II

                                KAYE GROUP INC.
                             (Parent Company Only)
                    Notes to Condensed Financial Statements



1.   Condensed Financial Statements

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto.


2.   Significant Accounting Policies

     The Parent Company carries its investment in subsidiary under the equity method.

                                                                                                                         Schedule IV


                                                                  KAYE GROUP INC.
                                                                    REINSURANCE
                                                For The Years Ended December 31, 1996, 1995 and 1994
                                                                   (in thousands)


====================================================================================================================================

 Column A                  Column B                Column C              Column D                   Column E             Column F

====================================================================================================================================
                                                                                                                       Percentage
   Insurance                Gross              Ceded To Other          Assumed from                                     of Amount
Premiums Earned             Amount                Companies           Other Companies             Net Amount          Assumed to Net
------------------------------------------------------------------------------------------------------------------------------------

    1996                     $9,979                  $521                  $9,869                    $19,325               51%

    1995                    $13,063                  $110                  $3,892                    $16,845               23%

    1994                    $13,133                    $0                  $4,543                    $17,676               26%


                                                         KAYE GROUP INC
                         SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
                                      For the years ended December 31, 1996, 1995 and 1994
                                                         (in thousands)

================================================================================================================================
Column A      Column B       Column C     Column D   Column E Column F  Column G      Column H          Column I      Column J
================================================================================================================================
                                                                                   Claims and Claim
                           Reserves For                                           Adjustment Expenses                   Paid
                          Unpaid Claims   Discount                                Incurred Related to  Amortization    Claims
Affiliation   Deferred      And Claim     If Any                           Net       (1)      (2)      Of Deferred    and Claim
With         Acquisition   Adjustment   Deducted In  Unearned   Earned  Investment Current   Prior     Acquisition   Adjustment
Registrant      Costs       Expenses      Column C   Premiums  Premiums  Income      Year    Years        Costs       Expenses
--------------------------------------------------------------------------------------------------------------------------------

Foreign           $295         $160         N/A       $1,311    $1,542      $271      $313  ($1,580)        $347       $3,637
Domestic         3,778       15,067         N/A       11,865    17,785     2,190     7,216    1,087        5,739        1,725
             -------------------------------------------------------------------------------------------------------------------
1996            $4,073      $15,227         N/A      $13,176   $19,327    $2,461    $7,529    ($493)      $6,086       $5,362
             ===================================================================================================================

Foreign           $325       $6,268         N/A       $1,443    $1,399      $742      $260      $39         $316       $2,630
Domestic         3,378        6,403         N/A       10,471    15,446     2,077     4,455       98        4,878        3,668
             -------------------------------------------------------------------------------------------------------------------
1995            $3,703      $12,671         N/A      $11,914   $16,845    $2,819    $4,715     $137       $5,194       $6,298
             ===================================================================================================================

Foreign           $161       $8,599         N/A         $714    $3,513      $892      $484     $330         $176       $5,834
Domestic         4,368        5,519         N/A       12,500    14,163     1,622     5,207     (401)       4,650        3,597
             -------------------------------------------------------------------------------------------------------------------
1994            $4,529      $14,118         N/A      $13,214   $17,676    $2,514    $5,691     ($71)      $4,826       $9,431
             ===================================================================================================================


========================================
Column A           Column K     Column L
========================================
Affiliation                      Other
With               Premiums    Operating
Registrant         Written      Expenses
----------------------------------------


Foreign             $1,411        $167
Domestic            19,279       1,965
             -------------------------
1996               $20,690      $2,132
             =========================

Foreign             $2,127        $161
Domestic            13,033       1,573
             -------------------------
1995               $15,160      $1,734
             =========================

Foreign             $3,284         $86
Domestic            16,481         911
             -------------------------
1994               $19,765        $997
             =========================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KAYE GROUP INC.

                                              By: /s/ Howard Kaye
                                              ----------------------------------
                                                 Howard Kaye, Chairman

Dated: March 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Howard Kaye
-----------------------------               Director,                           March 26, 1997
Howard Kaye                                 Chairman

/s/  Lawrence Greenfield
-----------------------------               Director,
Lawrence Greenfield                         Vice-Chairman                       March 26, 1997

/s/  Bruce D. Guthart
-----------------------------               Director, President
Bruce D. Guthart                            Chief Executive Officer
                                            (Principal Executive Officer)      March 26, 1997

/s/  Michael P. Sabanos
-----------------------------               Senior Vice President
Michael P. Sabanos                          Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)                March 26, 1997

/s/  Robert Barbanell
-----------------------------               Director                           March 26, 1997
Robert Barbanell

/s/  Richard Butler
-----------------------------               Director                           March 26, 1997
Richard Butler

/s/  David Ezekiel
-----------------------------               Director                           March 26, 1997
David Ezekiel

/s/ Henrik Falktoft
-----------------------------               Director                           March 26, 1997
Henrik Falktoft

s/  Ned Sherwood
-----------------------------               Director                           March 29, 1997
Ned Sherwood