Form 10-Q
period 1997-03-31
KAYE GROUP INC
filed 1997-05-15
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes _x_             No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 9, 1997 - 7,020,000

- Total number of pages filed including cover and under pages 15
- Exhibit index is located on page 12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes _x_             No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 9, 1997 - 7,020,000

                                 KAYE GROUP INC.

                                      INDEX

                                                                        PAGE NO.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
March 31, 1997 and December 31, 1996                                        3

Consolidated Statements of Income for the
three months ended March 31, 1997 and 1996                                  5

Consolidated Statements of Cash Flows for the
three months ended March 31, 1997 and 1996                                  6

Notes to Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                               9

PART II  OTHER INFORMATION                                                 12

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                   (in thousands, except par value per share)


                                                                                                        March 31,       December 31,
                                                                                                          1997             1996
                                                                                                        ---------       ------------
                                                                                                       (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
    Cash and cash equivalents
      ( including short term investments and funds held in a fiduciary
      capacity of $12,641 and $23,879)                                                                   $ 15,873         $ 24,789
    Premiums and other receivables                                                                         24,223           56,255
    Prepaid expenses and other assets                                                                       1,656            1,587
    Intercompany receivable                                                                                 1,419
                                                                                                         --------         --------
    Total  current assets                                                                                  43,171           82,631

Fixed assets ( net of accumulated depreciation of $7,900 and $7,646)                                        2,855            2,349
Expiration lists ( net of accumulated amortization of $1,692 and $1,600)                                    2,000            2,092
Deferred income taxes                                                                                         508            1,354
Other assets                                                                                                  207              237
                                                                                                         --------         --------
    Total assets - insurance brokerage companies                                                           48,741           88,663
                                                                                                         --------         --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
   Fixed maturities, at market value (amortized cost: 1997, $39,966;
          1996, $39,216)                                                                                   39,754           39,145
   Equity securities, at market value (cost:1997, $2,446; 1996, $2,246)                                     2,516            2,316
   Short term investments, at cost, which approximates market value                                         4,351            1,336
                                                                                                         --------         --------
    Total investments                                                                                      46,621           42,797

Cash and cash equivalents                                                                                   5,822            2,714
Accrued interest and dividends                                                                                934              969
Premiums receivable                                                                                           775            4,079
Premiums receivable - insurance brokerage companies                                                           184            2,904
Prepaid reinsurance premiums                                                                                  343              283
Reinsurance recoverable on unpaid losses and loss expenses                                                  1,765              882
Funds held under deposit contracts, at market value (amortized cost:
        1997, $3,841; 1996, $3,844)                                                                         3,839            3,847
Deferred acquisition costs                                                                                  3,019            4,073
Deferred income taxes                                                                                         801              639
Other assets                                                                                                1,936            2,266
Intercompany receivable                                                                                                        556
                                                                                                         --------         --------
   Total assets - property and casualty companies                                                          66,039           66,009
                                                                                                         --------         --------

CORPORATE
Cash and cash equivalents                                                                                     293              456
Prepaid expenses and other assets                                                                             315              443
Investments available-for-sale:
    Equity securities, at market value (cost:1997 and 1996, $557)                                             525              513
    Fixed maturities, at market value (amortized cost :1996, $9)                                                                 9
Deferred income taxes                                                                                           2                9
                                                                                                         --------         --------
    Total assets - corporate                                                                                1,135            1,430
                                                                                                         --------         --------

    Total assets                                                                                         $115,915         $156,102
                                                                                                         ========         ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                   (in thousands, except par value per share)


                                                                                                        March 31,       December 31,
                                                                                                          1997             1996
                                                                                                        ---------       ------------
                                                                                                       (UNAUDITED)
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                                $  27,545            $  63,081
     Premiums payable - property and casualty companies                                                    184                2,904
     Accounts payable and accrued liabilities                                                            5,536                6,074
     Notes payable                                                                                         638                  595
     Deferred income taxes                                                                                                    1,122
     Intercompany payable                                                                                                       344
                                                                                                     ---------            ---------
     Total current liabilities                                                                          33,903               74,120
Notes payable                                                                                              959                  537
Note payable - KILP                                                                                      6,000                6,000
                                                                                                     ---------            ---------
     Total liabilities-insurance brokerage companies                                                    40,862               80,657
                                                                                                     ---------            ---------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                                    16,660               15,227
     Unearned premium reserves                                                                           9,801               13,176
     Deposit contracts                                                                                   3,506                3,448
     Accounts payable and accrued liabilities                                                            4,996                4,991
     Reinsurance payable                                                                                    90                  170
     Intercompany payable                                                                                  558
                                                                                                     ---------            ---------
     Total liabilities - property and casualty companies                                                35,611               37,012
                                                                                                     ---------            ---------

CORPORATE
Current liabilities:
     Accounts payable and accrued liabilities                                                              599                  704
     Intercompany payable                                                                                  861                  212
     Note payable                                                                                        1,475                  850
     Income taxes payable                                                                                  597                   95
                                                                                                     ---------            ---------
     Total current liabilities                                                                           3,532                1,861
Note payable-long-term                                                                                   5,625                6,250
                                                                                                     ---------            ---------
     Total liabilities-corporate                                                                         9,157                8,111
                                                                                                     ---------            ---------

     Total liabilities                                                                                  85,630              125,780
                                                                                                     ---------            ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF
   KAYE HOLDING CORP                                                                                     5,327                5,338
                                                                                                     ---------            ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          7,020 shares issued and outstanding                                                               70                   70
     Paid - in capital                                                                                   7,776                7,776
     Depreciation of investments available-for-sale, net of
          deferred income tax  benefit, ( 1997 , $56; 1996 , $16)                                         (109)                 (31)
     Retained earnings                                                                                  17,221               17,169
                                                                                                     ---------            ---------

     Total stockholders' equity                                                                         24,958               24,984
                                                                                                     ---------            ---------

     Total liabilities and stockholders' equity                                                      $ 115,915            $ 156,102
                                                                                                     =========            =========



See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1997 and 1996
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                                                                                        1997                 1996
                                                                                                       -------              -------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees, net                                                                         $ 6,205              $ 6,557
     Commissions and fees, net - Property and Casualty Companies                                           222                 (155)
     Interest and dividends                                                                                485                  274
                                                                                                       -------              -------

     Total revenues                                                                                      6,912                6,676
                                                                                                       -------              -------

Expenses:
     Salaries and benefits                                                                               4,847                5,020
     Other operating expenses                                                                            3,183                3,239
                                                                                                       -------              -------

     Total operating expenses                                                                            8,030                8,259
                                                                                                       -------              -------

     Interest expense                                                                                      150                  150
                                                                                                       -------              -------

     Loss before income taxes-insurance brokerage companies                                             (1,268)              (1,733)
                                                                                                       -------              -------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                                                1,793                  215
     Change in unearned premiums                                                                         3,435                3,923
                                                                                                       -------              -------

     Net premiums earned                                                                                 5,228                4,138
     Net investment income                                                                                 666                  670
     Net realized gains on investments                                                                                           89
     Other income                                                                                           57                  147
                                                                                                       -------              -------

     Total revenues                                                                                      5,951                5,044
                                                                                                       -------              -------

Expenses:
     Losses and loss expenses                                                                            2,008                1,433
     Acquisition costs  and general and administrative expenses                                          2,072                1,769
                                                                                                       -------              -------

     Total expenses                                                                                      4,080                3,202
                                                                                                       -------              -------

     Income before income taxes-property and casualty companies                                          1,871                1,842
                                                                                                       -------              -------

CORPORATE
Revenues:
     Net investment income                                                                                   3                   33

Expenses:
     Other operating expenses                                                                               86                   57

     Interest expense                                                                                      124                  133
                                                                                                       -------              -------

     Net expenses before income taxes-corporate                                                           (207)                (157)
                                                                                                       -------              -------

     Income (loss) before income taxes and  minority interest                                              396                  (48)
                                                                                                       -------              -------

Provision (benefit) for income taxes:
     Current                                                                                               501                  288
     Deferred                                                                                             (382)                (303)
                                                                                                       -------              -------

     Total  provision (benefit) for income taxes                                                           119                  (15)
                                                                                                       -------              -------

     Income (loss) before minority interest                                                                277                  (33)

Minority interest                                                                                          (49)                   6
                                                                                                       -------              -------

     NET INCOME (LOSS)                                                                                 $   228              ($   27)
                                                                                                       =======              =======


NET INCOME PER SHARE                                                                                   $  0.03              $  0.00
                                                                                                       =======              =======



                   Weighted average shares outstanding                                                   7,020                7,020
                                                                                                       =======              =======


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                    UNAUDITED

                                                                                                      1997                   1996
                                                                                                    --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                       $228                   ($27)
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Deferred acquisition costs                                                                           1,054                  1,270
  Amortization of bond premium, net                                                                      168                    128
  Deferred income taxes                                                                                 (382)                  (341)
  Depreciation and amortization                                                                          352                    456
  Minority interest                                                                                       49                     (6)
  Net realized gains on investments                                                                                             (89)
  Change in assets and liabilities:
      Accrued interest and dividends                                                                      35                    102
      Premiums and other receivables                                                                  37,114                 44,028
      Prepaid expenses and other assets                                                                  407                   (259)
      Unpaid losses and loss expenses                                                                  1,433                   (344)
      Unearned premium reserves                                                                       (3,375)                (3,998)
      Premiums payable                                                                               (38,337)               (42,637)
      Income taxes payable                                                                               502                  1,489
      Accounts payable and accrued liabilities                                                          (638)                (4,773)
                                                                                                    --------               --------

      Net cash used in operating activities                                                           (1,390)                (5,001)
                                                                                                    --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available-for-sale :
   Purchase of fixed maturities                                                                       (1,753)                (6,879)
   Purchase of equity securities                                                                        (500)
   Purchase of short term investments                                                                 (3,015)                  (171)
   Maturities of fixed maturities                                                                        735                    350
   Sales of fixed maturities                                                                             100                  8,845
   Sales of equity securities                                                                            300
Funds held under deposit contracts:
   Purchase/sales of short term investments                                                             (648)                  (707)
   Sales of fixed maturities                                                                             300                    526
   Maturities of fixed maturities                                                                        350                    140
Purchase of fixed assets                                                                                (760)                  (114)
                                                                                                    --------               --------

      Net cash provided by (used in) investing activities                                             (4,891)                 1,990
                                                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts  under deposit contracts                                                                         58                     56
Notes payable-repayment                                                                                 (147)                  (134)
Proceeds from borrowings                                                                                 612
Payment of dividends                                                                                    (176)                  (176)
Payment of dividends to minority interest stockholder                                                    (37)                   (37)
                                                                                                    --------               --------

      Net cash provided by (used in) financing activities                                                310                   (291)
                                                                                                    --------               --------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                                (5,971)                (3,302)

Cash and cash equivalents at beginning of period                                                      27,959                 13,864
                                                                                                    --------               --------

Cash and cash equivalents at end of period                                                           $21,988                $10,562
                                                                                                    ========               ========

Supplemental cash flow disclosure:
  Interest expense paid                                                                                 $496                   $445
  Income taxes paid (refunded)                                                                            $0                ($1,200)


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)   General

The consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Form 10-K. The December 31, 1996 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2)  Organization

Effective October 2, 1995 Old Lyme Holding Corporation ("Old Lyme") combined its operations with the insurance brokerage operations (the "Retail Brokerage Business") of Kaye International, L.P. ("KILP") and changed its name to Kaye Group Inc. (the "Company"). For further details of the combination, reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as previously filed with the Securities and Exchange Commission.

3)  Changes in Accounting Policies

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (the "Statement"). The Statement becomes effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The Company anticipates presenting its EPS in compliance with the dual presentation standards mandated by this Statement at December 31, 1997.

The Company has calculated basic and diluted EPS as defined by this Statement and interpreted by the Company based on information currently available, and has determined that such amounts do not differ materially from primary EPS which is reflected in the Company's Statement of Operations.

4)   Funds Held In Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers, are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

5)   Notes Payable

The Company has a $8,125,000, revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. Currently $7,100,000 has been borrowed under this revolving line of credit. The proceeds are available for general corporate purposes. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of March 31, 1997, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the revolving line of credit is reduced $625,000 each quarter. Available credit as of the end of each respective years is $6,250,000 in 1997, $3,750,000 in 1998, $1,250,000 in 1999 and none in 2000. The
Company's required payments for the respective years are $850,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999 and $1,250,000 in 2000. Interest accrued under the revolving credit line for the three months ended March 31, 1997 was $124,000.

6)   Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. Common stock equivalents (originating in 1993) are not dilutive.

7)   Dividends

On March 20, 1997, the Board of Directors declared a quarterly dividend of $.025 per share, payable April 21, 1997 to stockholders of record on March 31, 1997.

8)   Contingent Liabilities

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

     The Company operates in two business segments- "Insurance Brokerage", which includes the Retail Brokerage Business and the Program Brokerage Business (the "Insurance Brokerage Companies") and "Property and Casualty Insurance", or "Insurance" which comprises the Insurance Companies and Claims Administration (the "Property and Casualty Companies").

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

     Insurance coverage under the Programs is provided through a variety of underwriting structures, including reinsurance arrangements where direct coverage may not be possible. RLI Insurance Company ("RLI"), an unaffiliated company, has had reinsurance agreements with the Property and Casualty Companies since 1982 to provide direct coverage in certain of such circumstances. RLI writes various policies from the first layer of risk under the Programs and cedes to the Property and Casualty Companies a certain percentage of premiums to purchase a stop loss policy in the event RLI's losses exceed a fixed percentage of net premiums written. In the event losses are less than the fixed percentage, the Insurance Brokerage Business will receive a contingent commission equal to such amount (net of fees paid to RLI). Only the premiums ceded to the Property and Casualty Companies for the stop loss policy are included in the net premiums written and earned for the Insurance business.

     Corporate operations include those expenses not directly related to the Insurance Brokerage or Insurance businesses. These expenses are associated with being a public company and interest expense on corporate debt.

Results of Operations

Three Months ended March  31, 1997
compared with Three Months ended March 31, 1996

Insurance Brokerage Operations

     Total revenues in 1997 were $6,912,000 compared with $6,676,000 in 1996, or an increase of $236,000 (4%). Gross commissions and fees grew by $260,000 (4%) as a result of new business exceeding lost business and continued price reductions partially offset by an increase in the rate of commission expense incurred to produce new and renewal business from 10% to 14%. Interest income increased in 1997 by $211,000 primarily due to collection efficiencies resulting in a longer holding period for fiduciary investments.

     Salaries and related benefits decreased by $173,000 (3%) to $4,847,000 in 1997 compared to $5,020,000 in 1996. The modest reduction in work force was due to continued operating efficiencies, lower executive compensation, and reduced costs for prior year acquisitions. The Company's compensation committee has reviewed and adjusted executive compensation to reflect a continued movement toward performance based pay.

     Other operating expenses (including depreciation) decreased by $56,000 (2%) to $3,183,000 in 1997 compared with $3,239,000 in 1996. This decrease was the result of the completion of organization cost amortization in 1996 partially offset by additional finance charges related to premium finance agreements.

     Loss before minority interest and income taxes decreased by $465,000 (27%) to $1,268,000 in 1997 from $1,733,000 in 1996. The improved operating result was due to increased investment income on fiduciary funds and the realignment of executive compensation, as discussed above.

Property and Casualty Insurance Operations

     Net premiums earned for 1997 increased $1,090,000 (26%), to $5,228,000 from $4,138,000 in 1996. The Company's efforts to broadening the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs.

     There were no net realized gains on investments for 1997 compared to $89,000 in 1996. The realization of investment gains and losses is determined by market conditions, call features on certain securities and management's decision regarding the holding period of the portfolio.

     Losses and loss expenses increased in 1997 by $575,000 (40%) to $2,008,000 from $1,433,000 in 1996. The loss ratio for 1997 and 1996 was 38% and 35%, respectively. This increase was the result of growth in general liability coverage in the Residential Real Estate Program, which generally experiences a higher loss ratio than other coverages.

     Acquisition costs and general and administrative expenses increased in 1997 by $303,000 (17%) to $2,072,000 from $1,769,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses) for 1997 and 1996 was 40% and 43%, respectively. This decrease was due mainly to reduced contracted management incentive bonuses partially offset by increased professional fees.

     Income before minority interest and income taxes increased in 1997 by $29,000 to $1,871,000 from $1,842,000 in 1996. The increase in operating results was due to increased net premiums earned partially offset by an increase in the combined ratio (loss ratio and expense ratio) to 78% from 77%.

Corporate

     Net expenses before minority interest and income taxes increased in 1997 by $50,000 (32%) to $207,000 from $157,000 in 1996. This increase was the result of lower investment income and additional costs incurred for acquisition activities.

Financial Condition and Liquidity

     Total assets decreased by $40,187,000 to $115,915,000 at March 31, 1997 from $156,102,000 at December 31, 1996. Total liabilities decreased by $40,150,000 to $85,630,000 at March 31, 1997 from $125,780,000 at December 31,
1996. Due to the cyclical nature of the business, premiums receivable and premiums payable fluctuate significantly from quarter to quarter. The collection of premiums receivable and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Program, effective December 20, accounted for the major portion of this decrease.

     Stockholders' equity decreased by $26,000 to $24,958,000 at March 31, 1997 from $22,984,000 at December 31, 1996. The decrease in equity resulted from an increase in unrealized depreciation of investments (net of deferred taxes) of $78,000, dividends paid of $176,000 partially offset by net income $228,000. All amounts are net of the effects of the minority interest in Kaye Holding Corp.

     The Company's cash and cash equivalents decreased by $5,971,000 for three months ended March 31, 1997. Operating activities used cash of $1,390,000 as a result of decreased fiduciary funds on hand. Investing activities used cash of $4,891,000 to purchase new computer software, and premiums receivable collections within the Insurance Companies were invested in fixed maturities and short term investments. Financing activities provided cash of $310,000 primarily from proceeds of borrowing used to purchase computer software partially offset by payment of dividends.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of March 31, 1997, the Company had cash and short term investments of $26,339,000. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     The Company has available a $8,125,000 revolving line of credit with a bank, the proceeds of which are available for general operating needs and acquisitions. At March 31, 1997, $7,100,000 is outstanding under the revolving line of credit. The loan is collateralized by the stock of the Insurance Company subsidiaries.

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

     The Brokerage Companies are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business. The majority of pending lawsuits involve insurance claims, errors and omissions, employment claims, and breaches of contract. The Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

     As licensed brokers, the Insurance Brokerage Companies are or may become parties to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries have been involved since 1992 in an administrative investigation by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. The Company is in discussions with the Department regarding settlement of such investigation; if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. KILP has agreed to indemnify Holding, the Company and the Insurance Brokerage Companies for any fines or settlement payments in excess of $300,000 relating to such investigation. Management does not believe the resolution of such issue will have a material adverse effect on the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits:

Exhibit
Number  Description

27      Financial Data Schedule

        b) Reports on Form 8-K

        There were no reports on Form 8-K filed for the period January 1, 1997 to March 31, 1997.

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

                                     KAYE GROUP INC.
                                     -------------------------------------------
                                         Registrant

May 13, 1997                          /s/ Bruce D. Guthart
                                     -------------------------------------------
                                     Bruce D. Guthart, President &
                                     Chief Executive Officer

May 13, 1997                         /s/ Michael P. Sabanos
                                     -------------------------------------------
                                     Michael P. Sabanos, Senior Vice President &
                                     Chief Financial Officer