Form 10-Q
period 1997-06-30
KAYE GROUP INC
filed 1997-08-07
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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

Yes _X_     No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of August 7, 1997 - 7,020,000


- Total number of pages filed including cover and under pages 19
- Exhibit index is located on page 16

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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

Yes _X_     No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of August 7, 1997 - 7,020,000

                                 KAYE GROUP INC.

                                      INDEX

                                                                   PAGE NO.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
June 30, 1997 and December 31, 1996                                       3

Consolidated Statements of Income for the three months
and six months ended June 30, 1997 and 1996                               5

Consolidated Statements of Cash Flows for the
six months ended June 30, 1997 and 1996                                   6

Notes to Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                            10

PART II  OTHER INFORMATION                                               15

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                   (in thousands, except par value per share)

                                                                                            June 30,          December 31,
                                                                                              1997                1996
                                                                                           --------          ------------
                                                                                          (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
    Cash and cash equivalents
      ( including short term investments and funds held in a fiduciary
      capacity of $19,640 and $23,879)                                                      $ 21,667        $ 24,789
    Premiums and other receivables                                                            54,857          56,255
    Prepaid expenses and other assets                                                          1,417           1,587
    Intercompany receivable                                                                    1,107
                                                                                            --------        --------
    Total  current assets                                                                     79,048          82,631

Fixed assets ( net of accumulated depreciation of $8,163 and $7,646)                           2,686           2,349
Expiration lists ( net of accumulated amortization of $1,784 and $1,600)                       1,908           2,092
Deferred income taxes                                                                            234           1,354
Other assets                                                                                     159             237
                                                                                            --------        --------
    Total assets - insurance brokerage companies                                              84,035          88,663
                                                                                            --------        --------
PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
   Fixed maturities, at market value (amortized cost: 1997, $39,957;
          1996, $39,216)                                                                      39,966          39,145
   Equity securities, at market value (cost:1997, $2,546; 1996, $2,246)                        2,621           2,316
   Short term investments, at cost, which approximates market value                            3,000           1,336
                                                                                            --------        --------
    Total investments                                                                         45,587          42,797

Cash and cash equivalents                                                                      4,942           2,714
Accrued interest and dividends                                                                   926             969
Premiums receivable                                                                            1,936           4,079
Premiums receivable - insurance brokerage companies                                            1,528           2,904
Prepaid reinsurance premiums                                                                     300             283
Reinsurance recoverable on unpaid losses and loss expenses                                     1,982             882
Funds held under deposit contracts, at market value (amortized cost:
        1997, $1,228; 1996, $3,844)                                                            1,230           3,847
Deferred acquisition costs                                                                     2,948           4,073
Deferred income taxes                                                                            561             639
Other assets                                                                                   1,017           2,266
Intercompany receivable                                                                                          556
                                                                                            --------        --------
   Total assets - property and casualty companies                                             62,957          66,009
                                                                                            --------        --------
CORPORATE
Cash and cash equivalents                                                                      1,549             456
Prepaid expenses and other assets                                                                234             443
Prepaid income tax                                                                               474
Investments available-for-sale:
    Equity securities, at market value (cost:1997 and 1996, $557)                                487             513
    Fixed maturities, at market value (amortized cost :1996, $9)                                                   9
Deferred income taxes                                                                              7               9
                                                                                            --------        --------
    Total assets - corporate                                                                   2,751           1,430
                                                                                            --------        --------

    Total assets                                                                            $149,743        $156,102
                                                                                            ========        ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                   (in thousands, except par value per share)

                                                                                        June 30,       December 31,
                                                                                         1997              1996
                                                                                       ---------        ---------
                                                                                      (UNAUDITED)
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                  $  62,683        $  63,081
     Premiums payable - property and casualty companies                                    1,528            2,904
     Accounts payable and accrued liabilities                                              5,091            6,074
     Notes payable                                                                           551              595
     Deferred income taxes                                                                                  1,122
     Intercompany payable                                                                                     344
                                                                                       ---------        ---------
     Total current liabilities                                                            69,853           74,120
Notes payable                                                                                874              537
Note payable - KILP                                                                        6,000            6,000
                                                                                       ---------        ---------
     Total liabilities-insurance brokerage companies                                      76,727           80,657
                                                                                       ---------        ---------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                      16,738           15,227
     Unearned premium reserves                                                             9,517           13,176
     Deposit contracts                                                                     1,176            3,448
     Accounts payable and accrued liabilities                                              5,644            4,991
     Reinsurance payable                                                                     101              170
     Intercompany payable                                                                    154
                                                                                        ---------       ---------
     Total liabilities - property and casualty companies                                  33,330           37,012
                                                                                       ---------        ---------

CORPORATE
Current liabilities:
     Accounts payable and accrued liabilities                                                555              704
     Intercompany payable                                                                    953              212
     Note payable                                                                          1,420              850
     Income taxes payable                                                                                      95
                                                                                       ---------        ---------
     Total current liabilities                                                             2,928            1,861
Note payable-long-term                                                                     5,680            6,250
                                                                                       ---------        ---------
     Total liabilities-corporate                                                           8,608            8,111
                                                                                       ---------        ---------

     Total liabilities                                                                   118,665          125,780
                                                                                       ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF
   KAYE HOLDING CORP                                                                       5,470            5,338
                                                                                       ---------        ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          7,020 shares issued and outstanding                                                 70               70
     Paid - in capital                                                                     7,776            7,776
     Depreciation of investments available-for-sale, net of
          deferred income tax  benefit, ( 1997,  $4; 1996, $16)                               (8)             (31)
     Retained earnings                                                                    17,770           17,169
                                                                                       ---------        ---------

     Total stockholders' equity                                                           25,608           24,984
                                                                                       ---------        ---------
         Total liabilities and stockholders' equity                                    $ 149,743        $ 156,102
                                                                                       =========        =========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1997 and 1996
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              =======================       =======================
                                                                                1997           1996           1997           1996
                                                                              ========       ========       ========       ========
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees, net                                                $  6,270       $  5,980       $ 12,475       $ 12,369
     Commissions and fees, net - Property and Casualty Companies                   793            397          1,015            410
     Investment income                                                             237            170            722            444
                                                                              --------       --------       --------       --------

     Total revenues                                                              7,300          6,547         14,212         13,223
                                                                              --------       --------       --------       --------

Expenses:
     Salaries and benefits                                                       4,393          4,698          9,240          9,718
     Other operating expenses                                                    3,174          3,186          6,357          6,425
                                                                              --------       --------       --------       --------

     Total operating expenses                                                    7,567          7,884         15,597         16,143
                                                                              --------       --------       --------       --------

     Interest expense                                                              150            150            300            300
                                                                              --------       --------       --------       --------

     Loss before income taxes-insurance brokerage companies                       (417)        (1,487)        (1,685)        (3,220)
                                                                              --------       --------       --------       --------


PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                        5,238          4,674          7,031          4,889
     Change in unearned premiums                                                   241           (264)         3,676          3,659
                                                                              --------       --------       --------       --------

     Net premiums earned                                                         5,479          4,410         10,707          8,548
     Net investment income                                                         688            598          1,354          1,268
     Net realized gains on investments                                               6              5              6             94
     Other income                                                                   61            207            118            354
                                                                              --------       --------       --------       --------

     Total revenues                                                              6,234          5,220         12,185         10,264
                                                                              --------       --------       --------       --------

Expenses:
     Losses and loss expenses                                                    2,086          1,519          4,094          2,952
     Acquisition costs and general and administrative expenses                   2,282          1,714          4,354          3,483
                                                                              --------       --------       --------       --------

     Total expenses                                                              4,368          3,233          8,448          6,435
                                                                              --------       --------       --------       --------

     Income before income taxes-property and casualty companies                  1,866          1,987          3,737          3,829
                                                                              --------       --------       --------       --------


CORPORATE
Revenues:
     Net investment income                                                          11             13             14             46

Expenses:
     Other operating expenses                                                       75             78            161            135
     Interest expense                                                              131            132            255            265
                                                                              --------       --------       --------       --------

    Net expenses before income taxes-corporate                                    (195)          (197)          (402)          (354)
                                                                              --------       --------       --------       --------

    Income before income taxes and  minority interest                            1,254            303          1,650            255
                                                                              --------       --------       --------       --------

Provision (benefit) for income taxes:
     Current                                                                       (70)          (599)           431           (311)
     Deferred                                                                      446            690             64            388
                                                                              --------       --------       --------       --------

     Total provision for income taxes                                              376             91            495             77
                                                                              --------       --------       --------       --------

     Income before minority interest                                               878            212          1,155            178

Minority interest                                                                  154             37            203             31
                                                                              --------       --------       --------       --------

     NET INCOME                                                               $    724       $    175       $    952       $    147
                                                                              ========       ========       ========       ========

NET INCOME PER SHARE                                                          $   0.10       $   0.02       $   0.13       $   0.02
                                                                              ========       ========       ========       ========


                  Weighted average shares outstanding                            7,020          7,020          7,020          7,020
                                                                              ========       ========       ========       ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                    UNAUDITED

                                                                          1997                   1996
                                                                       ========               ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    952               $    147
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Deferred acquisition costs                                              1,125                  1,236
  Amortization of bond premium, net                                         343                    337
  Deferred income taxes                                                      64                    354
  Depreciation and amortization                                             748                    985
  Minority interest                                                         203                     31
  Net realized gains on investments                                          (6)                   (94)
  Net realized loss on sale of fixed assets                                                         19
  Change in assets and liabilities:
     Accrued interest and dividends                                          43                     29
     Premiums and other receivables                                       3,800                 33,350
     Prepaid expenses and other assets                                    1,651                    365
     Unpaid losses and loss expenses                                      1,511                    784
     Unearned premium reserves                                           (3,659)                (3,746)
     Premiums payable                                                    (1,843)               (28,448)
     Income taxes payable                                                  (568)                   489
     Accounts payable and accrued liabilities                              (485)                (4,076)
                                                                       --------               --------

     Net cash provided by operating activities                            3,879                  1,762
                                                                       --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                                          (5,057)                (8,664)
   Purchase of equity securities                                           (600)
   Purchase of short term investments                                    (1,664)
   Maturities of fixed maturities                                         2,345                  1,302
   Sales of fixed maturities                                              1,639                  8,707
   Sales of equity securities                                               300
   Sales of short term investments                                                               1,050
Funds held under deposit contracts:
   Purchase of fixed maturities                                                                   (469)
   Maturities of fixed maturities                                           350                    140
   Sales (purchases) of short term investments                            1,465                   (270)
   Sales of fixed maturities                                                802                    526
Purchase of fixed assets                                                   (855)                  (159)
                                                                       --------               --------

     Net cash provided by (used in) investing activities                 (1,275)                 2,163
                                                                       --------               --------

CASH FLOWS FOR FINANCING ACTIVITIES:
Receipts (payments)  under deposit contracts                             (2,272)                    93
Notes payable-repayment                                                    (319)                  (203)
Proceeds from borrowings                                                    612
Payment of dividends                                                       (351)                  (351)
Payment of dividends to minority stockholders                               (75)                   (75)
                                                                       --------               --------

     Net cash used in financing activities                               (2,405)                  (536)
                                                                       --------               --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     199                  3,389

Cash and cash equivalents at beginning of period                         27,959                 13,864
                                                                       --------               --------

Cash and cash equivalents at end of period                             $ 28,158               $ 17,253
                                                                       ========               ========
Supplemental cash flow disclosure:
  Interest expense paid                                                $    555               $    565
  Income taxes paid (refunded)                                         $  1,000              ($    800)


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)   General

The consolidated financial statements as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes in Kaye Group Inc. 1996 Form 10-K. The December 31, 1996 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain prior year information has been reclassified to conform with the 1997 presentation.

2) Organization

Effective October 2, 1995 Old Lyme Holding Corporation ("Old Lyme") combined its operations with the insurance brokerage operations (the "Brokerage Business") of Kaye International, L.P. ("KILP") and changed its name to Kaye Group Inc. (the "Company"). For further details of the combination, reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as previously filed with the Securities Exchange Commission.

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

The Company has calculated basic and diluted EPS as defined by this Statement and interpreted by the Company based on information currently available, and has determined that such amounts do not differ materially from primary EPS which is reflected in the Company's Consolidated Statements of Income.

4) Funds Held In Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers, are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

5) Notes Payable

The Company has a $7,500,000, revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. Currently $7,100,000 has been borrowed under this revolving line of credit. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of June 30, 1997, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the revolving line of credit has been renegotiated to reduce the quarterly reduction commitment to $355,000 from $625,000 commencing September 30, 1997. All other terms and conditions remain unchanged. The revised available credit as of the end of each respective years is $6,390,000 in 1997, $4,970,000 in 1998, $3,550,000 in 1999, $2,130,000 in 2000,
$710,000 in 2001 and none in 2002. The Company's required payments for the respective years are $710,000 in 1997, $1,420,000 in 1998 through 2001 and $710,000 in 2002. Interest accrued under the revolving credit line for the six months ended June 30, 1997 was approximately $255,000.

6) Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. Common stock equivalents (originating in 1993) are not dilutive.

7) Dividends

On June 20, 1997, the Board of Directors declared a quarterly dividend of $.025 per share, payable July 21, 1997 to stockholders of record on June 30, 1997.

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

9) Subsequent Events

The Company, through its brokerage subsidiary, Kaye Insurance Services of California, Inc., purchased the assets, including customer lists, and certain liabilities of Western Insurance Associates, Inc. for $2,900,000 in cash, effective July 1, 1997. The purchase price is contingent on future billings related to the acquired customer list.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kaye Group Inc. (the "Company") owns 82.4% of the issued and outstanding stock of Kaye Holding Corp. ("Holding"), (collectively "Corporate") , which is the primary asset of the Company. The Company's business is conducted principally through the wholly owned subsidiaries of Holding.

The Company operates in two business segments - "Insurance Brokerage", which includes the Retail Brokerage Business and the Program Brokerage Business (the "Insurance Brokerage Companies") and "Property and Casualty Insurance", or "Insurance" which comprises the Insurance Companies and Claims Administration Corporation (the "Property and Casualty Companies").

Overview

The Insurance Brokerage Companies derive their revenue principally from commissions and fees associated with the placement of insurance coverage for clients. Commissions are paid by the insurance carriers, usually a fixed percentage of the total premiums, and fees are paid by the client. There is normally a lag between receipt of funds from the insured and payment to the insurance company. Investment of these funds over this period generates additional revenue in the form of interest income.

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

Three months ended June 30, 1997
compared with three months ended June 30, 1996

Insurance Brokerage Companies

Loss before income taxes decreased by $1,070,000 (72%) to $417,000 in 1997 from $1,487,000 in 1996. The improved operating result was due to increased revenues and the decrease in salaries and benefits, as discussed below.

Total revenues in 1997 were $7,300,000 compared with $6,547,000 in 1996, an increase of $753,000 (12%). Gross commissions and fees grew by $686,000 (10%) as a result of new business exceeding lost business, the introduction of two new programs and the billing in 1997 of certain renewal policies billed during the third quarter of 1996 totaling $327,000 (5%) partially offset by an increase in the rate of commission expense incurred to produce new and renewal business from 17% to 18%. Investment income increased in 1997 by $67,000 (39%) primarily due to collection efficiencies resulting from a longer holding period for fiduciary investments.

Salaries and benefits decreased by $305,000 (6%) to $4,393,000 in 1997 compared to $4,698,000 in 1996. This decrease was the result of a modest reduction in work force due to continued operating efficiencies, lower executive compensation, and reduced costs for prior year acquisitions. The Company's compensation committee has reviewed and adjusted executive compensation to reflect a continued movement toward performance based pay.

Other  operating  expenses  decreased by $12,000 to  $3,174,000 in 1997 compared with $3,186,000 in 1996. This decrease was the result of the completion of organization cost amortization in 1996 partially offset by increased depreciation expense relating to computer system upgrades and costs related to new business.

Property and Casualty Companies

Income before income taxes decreased by $121,000 (6%) to $1,866,000 in 1997 from $1,987,000 in 1996. The decrease in operating results was due to increased net premiums earned offset by an increase in the combined ratio (loss ratio and expense ratio) to 80 % from 73% and the decrease in other income, as discussed below.

Net premiums earned in 1997 increased by $1,069,000 (24%) to $5,479,000 from $4,410,000 in 1996. The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs.

Other income for 1997 decreased by $146,000 (71%) to $61,000 from $207,000 in 1996. This decrease is mainly due to the run-off of certain reinsurance contracts.

Losses and loss expenses increased in 1997 by $567,000 (37%) to $2,086,000 from $1,519,000 in 1996. The loss ratio for 1997 and 1996 was 38% and 34%, respectively. This increase was the result of growth in general liability coverage in the Residential Real Estate Program, which generally experiences a higher loss ratio than other coverages.

Acquisition costs and general and administrative expenses increased in 1997 by $568,000 (33%) to $2,282,000 from $1,714,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses) for 1997 and 1996 was 42 % and 39%, respectively. This increase was due mainly to the write-off of certain deferred acquisition costs resulting from the termination of a reinsurance contract.

Corporate

Net expenses before income taxes decreased in 1997 by $2,000 compared to 1996.


Six months ended June 30, 1997
compared with six months ended June 30, 1996

Insurance Brokerage Companies

Loss before income taxes decreased by $1,535,000 (48%) to $1,685,000 in 1997 from $3,220,000 in 1996. The improved operating result was due to increased revenues and the decrease in salaries and benefits, as discussed below.

Total revenues in 1997 were $14,212,000 compared with $13,223,000 in 1996, an increase of $989,000 (7%). Gross commissions and fees grew by $1,214,000 (9%) as a result of new business exceeding lost business and continued price reductions and the introduction of two new programs offset by an increase in the rate of commission expense incurred to produce new and renewal business from 14% to 16%. Investment income increased in 1997 by $278,000 (63%) primarily due to collection efficiencies resulting in a longer holding period for fiduciary investments.

Salaries and benefits decreased by $478,000 (5%) to $9,240,000 in 1997 compared to $9,718,000 in 1996. This decrease was the result of a modest reduction in work force due to continued operating efficiencies, lower executive compensation, and reduced costs for prior year acquisitions. The Company's compensation committee has reviewed and adjusted executive compensation to reflect a continued movement toward performance based pay.

Other operating expenses decreased by $68,000 (1%) to $6,357,000 in 1997 compared with $6,425,000 in 1996. This decrease was the result of the completion of organization cost amortization in 1996 partially offset by increased depreciation expense relating to computer system upgrades, costs related to new business and additional finance charges related to premium finance agreements.

Property and Casualty Companies

Income before income taxes decreased in 1997 by $92,000 (2%) to $3,737,000 from $3,829,000 in 1996. The decrease in operating results was due to increased net premiums earned offset by an increase in the combined ratio (loss ratio and expense ratio) to 79% from 75% and the decrease in other income, as discussed below.

Net premiums earned for 1997 increased by $2,159,000 (25%) to $10,707,000 from $8,548,000 in 1996 The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs.

Net realized gain on investment transactions for 1997 decreased by $88,000 to $6,000 compared to $94,000 in 1996. The realization of investment gains and losses is determined by market conditions, call features on certain securities and management's decision regarding the holding period of the portfolio.

Other income for 1997 decreased by $236,000 to $118,000 from $354,000 in 1996. This decrease is mainly due to the run-off of certain reinsurance contracts.

Losses and loss expenses increased in 1997 by $1,142,000 (39%) to $4,094,000 from $2,952,000 in 1996. The loss ratio for 1997 and 1996 was 38% and 35%, respectively. This increase was the result of growth in general liability coverage in the Residential Real Estate Program, which generally experiences a higher loss ratio than other coverages.

Acquisition costs and general and administrative expenses increased in 1997 by $871,000 (25%) to $4,354,000 from $3,483,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses) for 1997 and 1996 was 41%. The increase in absolute dollars was due mainly to additional acquisition costs related to increased net premiums earned and the write-off of certain deferred acquisition costs resulting from the termination of a deposit reinsurance contract.

Corporate

Net expenses before income taxes increased in 1997 by $48,000 (14%) to $402,000 from $354,000 in 1996. This increase was the result of lower investment income and additional costs incurred for acquisition activities.

Financial Condition and Liquidity

Total assets decreased by $6,359,000 (4%) to $149,743,000 at June 30, 1997 from $156,102,000 at December 31, 1996. Total liabilities decreased by $7,115,000 (6%) to $118,665,000 at June 30, 1997 from $125,780,000 at December 31, 1996.
Due to the cyclical nature of the business, premiums and other receivables and premiums payable fluctuate significantly from quarter to quarter. The collection of premiums and other receivables and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Program, effective December 20, accounted for the major portion of this decrease.

Stockholders' equity increased by $624,000 (2%) to $25,608,000 at June 30, 1997 from $24,984,000 at December 31, 1996. The increase in equity resulted from net income of $952,000 and the decrease in unrealized depreciation of investments (net of deferred taxes) of $23,000 partially offset by dividends paid of $351,000. All amounts are net of the effects of the minority interest in Kaye Holding Corp.

The Company's cash and cash equivalents increased by $199,000 for six months ended June 30, 1997. Operating activities provided cash of $3,879,000 as a result of net income from operations and the collection of receivables exceeding the payment of premiums payable. Investing activities used cash of $1,275,000 to purchase new computer software, and premiums receivable collections within the Insurance Companies were invested in fixed maturities and short term investments. Financing activities used cash of $2,405,000 to pay dividends, notes payable on computer equipment and payments due under deposit reinsurance contracts partially offset by proceeds received to finance the Company's new computer software.

The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of June 30, 1997, the Company had cash and short term investments of $31,158,000. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

The Company has available a $7,500,000 revolving line of credit with a bank, the proceeds of which are available for general operating needs and acquisitions. At June 30, 1997, $7,100,000 is outstanding under the revolving line of credit. The loan is collateralized by the stock of the Insurance Company subsidiaries.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders of the Company was held May 12, 1997 (the "Meeting"). At the Meeting, the following eight directors were nominated for and elected to serve as members of the Board of Directors of the Company until the Company's next Annual Meeting or until their successors are duly elected and qualified:

Nominee                             Votes for
-------                             ---------
Howard Kaye                         6,991,765
Lawrence Greenfield                 6,991,765
Bruce D. Guthart                    6,991,765
Ned L. Sherwood                     6,991,765
Henrik Falktoft                     6,991,765
David Ezekiel                       6,991,765
Richard B. Butler                   6,991,765
Robert L. Barbanell                 6,991,765

In addition, the approval of the Amendment to the Company's Stock Option Plan and the Supplemental Stock Option Plan was voted on at the Annual Meeting and the results were as follows:

                                    Votes For:                6,970,424
                                    Votes Against:               11,050
                                    Abstain                       4,500

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit
Number            Description

27                Financial Data Schedule

                  b) Reports on Form 8-K

                  There were no reports on Form 8-K filed for the period April 1, 1997 to June 30, 1997.

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

                                     KAYE GROUP INC.
                                     Registrant

August 7, 1997                      /s/ Bruce D. Guthart
                                    --------------------

                                    Bruce D. Guthart, President &
                                    Chief Executive Officer

August 7, 1997                       /s/ Michael P. Sabanos
                                    -----------------------
                                    Michael P. Sabanos, Senior Vice President &
                                    Chief Financial Officer