Form 10-Q
period 1997-09-30
KAYE GROUP INC
filed 1997-11-13
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

     (x)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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


              ___________________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

     As of November 11, 1997 - 7,020,000

- Total number of pages filed including cover and under pages 18
- Exhibit index is located on page 15

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

     (x)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15
          (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                   122 East 42nd Street, New York, N.Y. 10168
                     (Address of principal executive office)
                                   (Zip code)

                                  212-338-2100
              (Registrant's telephone number, including area code)


              ___________________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

     As of November 11, 1997 - 7,020,000

                                 KAYE GROUP INC.

                                      INDEX

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
September 30, 1997 and December 31, 1996                                    3

Consolidated Statements of Income for the three months
and nine months ended September 30, 1997 and 1996                           5

Consolidated Statements of Cash Flows for the
nine months ended September 30, 1997 and 1996                               6

Notes to Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                              10

PART II   OTHER INFORMATION                                                15

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                   (in thousands, except par value per share)

                                                                         September 30,    December 31,
                                                                              1997            1996
                                                                           --------         --------
                                                                         (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
  Cash and cash equivalents
    (including short term investments, and funds held in a fiduciary
    capacity of $15,861 and $23,879)                                       $ 19,506         $ 24,789
  Premiums and other receivables                                             35,985           56,255
  Prepaid expenses and other assets                                           1,668            1,587
                                                                           --------         --------
  Total  current assets                                                      57,159           82,631

Fixed assets (net of accumulated depreciation of $8,423 and $7,646)           2,689            2,349
Expiration lists (net of accumulated amortization of $1,928 and $1,600)       4,834            2,092
Deferred income taxes                                                           340            1,354
Other assets                                                                    141              237
                                                                           --------         --------
  Total assets - insurance brokerage companies                               65,163           88,663
                                                                           --------         --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
  Fixed maturities, at market value (amortized cost: 1997, $39,588;
    1996, $39,216)                                                           39,904           39,145
  Equity securities, at market value (cost:1997, $2,146; 1996, $2,246)        2,231            2,316
  Short term investments, at cost, which approximates market value            3,650            1,336
                                                                           --------         --------
    Total investments                                                        45,785           42,797

Cash and cash equivalents                                                     4,595            2,714
Accrued interest and dividends                                                  860              969
Premiums receivable                                                           2,183            4,079
Premiums receivable - insurance brokerage companies                             240            2,904
Prepaid reinsurance premiums                                                    240              283
Reinsurance recoverable on unpaid losses and loss expenses                    2,214              882
Funds held under deposit contracts, at market value (amortized cost:
  1997, $894; 1996, $3,844)                                                     899            3,847
Deferred acquisition costs                                                    2,960            4,073
Deferred income taxes                                                           589              639
Other assets                                                                  2,176            2,266
Intercompany receivable                                                                          556
                                                                           --------         --------
    Total assets - property and casualty companies                           62,741           66,009
                                                                           --------         --------

CORPORATE
Cash and cash equivalents                                                       334              456
Prepaid expenses and other assets                                               166              443
Investments available-for-sale:
  Equity securities, at market value (cost:1997 and 1996, $557)                 442              513
  Fixed maturities, at market value (amortized cost :1996, $9)                                     9
Deferred income taxes                                                            16                9
Intercompany receivable                                                       4,713
                                                                           --------         --------
    Total assets - corporate                                                  5,671            1,430
                                                                           --------         --------
    Total assets                                                           $133,575         $156,102
                                                                           ========         ========

     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                   (in thousands, except par value per share)

                                                                         September 30,     December 31,
                                                                             1997             1996
                                                                           --------         --------
                                                                          (UNAUDITED)
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
  Premiums payable                                                         $ 42,593         $ 63,081
  Premiums payable - property and casualty companies                            240            2,904
  Accounts payable and accrued liabilities                                    6,976            6,074
  Notes payable                                                                 468              595
  Deferred income taxes                                                                        1,122
  Intercompany payable                                                        4,270              344
                                                                           --------         --------
  Total current liabilities                                                  54,547           74,120
Notes payable                                                                   726              537
Note payable - KILP                                                                            6,000
Other liabilities                                                             1,640
                                                                           --------         --------
  Total liabilities-insurance brokerage companies                            56,913           80,657
                                                                           --------         --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
  Unpaid losses and loss expenses                                            18,206           15,227
  Unearned premium reserves                                                   9,790           13,176
  Deposit contracts                                                             852            3,448
  Accounts payable and accrued liabilities                                    6,078            4,991
  Reinsurance payable                                                            57              170
  Intercompany payable                                                          443
                                                                           --------         --------
  Total liabilities - property and casualty companies                        35,426           37,012
                                                                           --------         --------

CORPORATE
Current liabilities:
  Accounts payable and accrued liabilities                                      715              704
  Intercompany payable                                                                           212
  Note payable                                                                1,875              850
  Income taxes payable                                                          567               95
                                                                           --------         --------
  Total current liabilities                                                   3,157            1,861
Note payable-long-term                                                        5,156            6,250
                                                                           --------         --------
  Total liabilities-corporate                                                 8,313            8,111
                                                                           --------         --------

  Total liabilities                                                         100,652          125,780
                                                                           --------         --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF
  KAYE HOLDING CORP.                                                          5,796            5,338
                                                                           --------         --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 shares authorized;
    none issued or outstanding
  Common stock, $.01 par value; 20,000 shares authorized;
    7,020 shares issued and outstanding                                          70               70
  Paid - in capital                                                           7,776            7,776
  Appreciation (depreciation) of investments available-for-sale, net of
    deferred income tax  provision (benefit) (1997, $71; 1996, ($16))           139              (31)
  Retained earnings                                                          19,142           17,169
                                                                           --------         --------
  Total stockholders' equity                                                 27,127           24,984
                                                                           --------         --------
  Total liabilities and stockholders' equity                               $133,575         $156,102
                                                                           ========         ========

     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     For the three months and nine months ended September 30, 1997 and 1996
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        ------------------------        ------------------------
                                                                          1997            1996            1997            1996
                                                                        --------        --------        --------        --------
INSURANCE BROKERAGE COMPANIES
Revenues:
  Commissions and fees- net                                               $8,054          $8,673         $20,515         $21,042
  Commissions and fees- net - Property and Casualty Companies              1,111             344           2,140             754
  Investment income                                                          560             390           1,282             834
                                                                        --------        --------        --------        --------
  Total revenues                                                           9,725           9,407          23,937          22,630
                                                                        --------        --------        --------        --------
Expenses:
  Salaries and benefits                                                    4,845           4,536          14,085          14,254
  Other operating expenses                                                 3,580           3,582           9,937          10,007
                                                                        --------        --------        --------        --------
  Total operating expenses                                                 8,425           8,118          24,022          24,261
                                                                        --------        --------        --------        --------
  Interest expense                                                           100             150             400             450
                                                                        --------        --------        --------        --------
  Income (loss) before income taxes-insurance brokerage companies          1,200           1,139            (485)         (2,081)
                                                                        --------        --------        --------        --------
PROPERTY AND CASUALTY COMPANIES
Revenues:
  Net premiums written                                                     6,292           2,636          13,323           7,525
  Change in unearned premiums                                               (333)          2,569           3,343           6,228
                                                                        --------        --------        --------        --------
  Net premiums earned                                                      5,959           5,205          16,666          13,753
  Net investment income                                                      673             548           2,027           1,816
  Net realized gains on investments                                           10             (12)             16              82
  Other income                                                                62              31             181             385
                                                                        --------        --------        --------        --------
  Total revenues                                                           6,704           5,772          18,890          16,036
                                                                        --------        --------        --------        --------
Expenses:
  Losses and loss expenses                                                 2,561           2,210           6,655           5,161
  Acquisition costs and general and administrative expenses                2,472           2,284           6,826           5,767
                                                                        --------        --------        --------        --------
  Total expenses                                                           5,033           4,494          13,481          10,928
                                                                        --------        --------        --------        --------
  Income before income taxes-property and casualty companies               1,671           1,278           5,409           5,108
                                                                        --------        --------        --------        --------
CORPORATE
Revenues:
  Net investment income                                                       37              27              51              73

Expenses:
  Other operating expenses                                                    93             172             254             307
  Interest expense                                                           133             115             388             380
                                                                        --------        --------        --------        --------
  Net expenses before income taxes-corporate                                (189)           (260)           (591)           (614)
                                                                        --------        --------        --------        --------
  Income before income taxes and  minority interest                        2,682           2,157           4,333           2,413
                                                                        --------        --------        --------        --------
Provision (benefit) for income taxes:
  Current                                                                  1,041             510           1,472             200
  Deferred                                                                  (236)            136            (172)            524
                                                                        --------        --------        --------        --------
  Total provision for income taxes                                           805             646           1,300             724
                                                                        --------        --------        --------        --------
  Income before minority interest                                          1,877           1,511           3,033           1,689
Minority interest                                                            330             265             534             297
                                                                        --------        --------        --------        --------
  NET INCOME                                                              $1,547          $1,246          $2,499          $1,392
                                                                        ========        ========        ========        ========

  NET INCOME PER SHARE                                                     $0.22           $0.18           $0.36           $0.20
                                                                        ========        ========        ========        ========

        Weighted average shares outstanding                                7,020           7,020           7,020           7,020
                                                                        ========        ========        ========        ========

     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                    UNAUDITED

                                                                1997          1996
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  2,499      $  1,392
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Deferred acquisition costs                                     1,113         2,062
  Amortization of bond premium, net                                483           575
  Deferred income taxes                                           (172)          524
  Net realized gains on investments                                (16)          (82)
  Depreciation and amortization expense                          1,205         1,546
  Minority interest                                                534           299
  Change in assets and liabilities:
      Accrued interest and dividends                               109            80
      Premiums and other receivables                            23,540        50,126
      Prepaid expenses and other assets                         (2,230)       (1,172)
      Unpaid losses and loss expenses                            2,979         1,734
      Unearned premium reserves                                 (3,386)       (6,395)
      Premiums payable                                         (23,265)      (47,211)
      Income taxes payable                                         472         1,000
      Accounts payable and accrued liabilities                   3,640        (1,764)
                                                              --------      --------

      Net cash provided by operating activities                  7,505         2,714
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale:
   Purchase of fixed maturities                                (10,014)      (10,153)
   Purchase of equity securities                                  (500)
   Purchase of short term investments                           (2,314)
   Maturities of fixed maturities                                4,127         2,451
   Sales of fixed maturities                                     5,097         8,707
   Sales of equity securities                                      600
   Sales of short term investments                                               814
Funds held under deposit contracts
   Purchase of fixed maturities                                   (778)         (469)
   Maturities of fixed maturities                                  350           140
   Sales of fixed maturities                                       905         1,535
   Sales (purchases) of short term investments                   2,467          (344)
Purchase of fixed assets                                        (1,118)         (229)
Purchase of expiration list                                       (609)
                                                              --------      --------

      Net cash provided by (used in) investing activities       (1,787)        2,452
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                                (2,596)         (742)
Notes payable-repayment                                         (6,619)         (308)
Proceeds from borrowings                                           612
Payment of dividends                                              (526)         (526)
Payment of dividends to minority stockholders                     (113)         (113)
                                                              --------      --------

      Net cash used in financing activities                     (9,242)       (1,689)
                                                              --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (3,524)        3,477
Cash and cash equivalents at beginning of period                27,959        13,864
                                                              --------      --------

Cash and cash equivalents at end of period                    $ 24,435      $ 17,341
                                                              ========      ========

Supplemental cash flow disclosure:
  Interest expense paid                                           $788          $830
  Income taxes paid (refunds)                                   $1,000         ($800)

     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1)   General

The consolidated financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results for the full year.

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


3)   Changes in Accounting Policies

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share (the "Statement"). The Statement becomes effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The Company anticipates presenting its EPS in compliance with the dual presentation standards mandated by this Statement at December 31, 1997.

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


5)   Notes Payable

The Company has a $7,031,250, revolving line of credit (the "Loan") with a bank, collateralized by the stock of the Insurance Companies, of which $7,031,250 has been borrowed. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate. A commitment fee is assessed in the amount of 1/4% per annum to the extent of any unused balance. Among other covenants, the debt agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of September 30, 1997, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the Loan has been renegotiated to decrease the quarterly reduction commitment to $468,750 from $625,000 commencing September 30, 1997 and to extend the due date one year to June 30,2001. In addition, the interest rate increased from 1.5% to 2.5% plus LIBOR. All other terms and conditions remain unchanged. The revised available credit as of the end of each respective year is $6,562,500 in 1997, $4,687,500 in 1998, $2,812,500 in 1999,
$937,500 in 2000, and none in 2001. The Company's required payments for the respective years are $537,500 in 1997, $1,875,000 in 1998 through 2000 and $937,500 in 2001. Interest expense under the Loan for the nine months ended September 30, 1997 was approximately $388,000.

On August 29, 1997, the Company paid in full the note payable to KILP of $6,000,000. This note was subject to repayment restrictions stipulated in the Loan agreement. The due date of the note pursuant to the Loan agreement would have been in 2001. The bank consented to the payment on August 25, 1997. Interest expense for the nine months ended September 30, 1997 was $400,000.


6)   Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. Common stock equivalents (originating in 1993) are not dilutive.


7)   Dividends

On September 19, 1997, the Board of Directors declared a quarterly dividend of $.025 per share, payable October 20, 1997 to stockholders of record on September 30, 1997.

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


9)   Subsequent Event

The Company announced on October 28, 1997 the Merger of Kaye Holding Corp. ("Holding") into Kaye Group Inc. This will eliminate KILP's minority interest in Holding of $5,796,000 at September 30, 1997 and increase Stockholders' Equity by the same amount. KILP is Kaye Group Inc.'s largest shareholder. Such approval followed a recommendation of a special committee of the board of directors of the Company consisting of independent directors. The Merger is subject to, among other things, the approval of Kaye Group Inc.'s stockholders. The proposed Merger is expected to be accounted for as transfer and exchange between entities under common control. Accordingly, Common Stock of Kaye Group Inc. to be issued in exchange for the Holding shares will be accounted for using the closing NASDAQ market price on October 24, 1997 ($7.00) (the Effective Date of the Merger) by increasing Common Stock by the number of shares to be issued at the par value per share. Paid-in capital will be increased by the difference between the market value price per share and the par value per share multiplied by the number of shares to be issued. Minority interest in Holding will be eliminated as a result of the Merger and retained earnings of Kaye Group Inc. will be reduced to account for the difference between the market value of the shares to be issued, less the increase to Common Stock, and the book value of the minority interest in Holding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kaye Group Inc. (the "Company") owns 82.4% of the issued and outstanding stock of Kaye Holding Corp. ("Holding"), (collectively "Corporate"), which is the primary asset of the Company. The Company's business is conducted principally through the wholly owned subsidiaries of Holding.

The Company operates in two business segments - "Insurance Brokerage", which includes the Retail Brokerage Business and the Program Brokerage Business (the "Insurance Brokerage Companies") and "Property and Casualty Insurance", or "Insurance" which comprises the Insurance Companies and Claims Administration Corporation (the "Property and Casualty Companies").


Overview

The Insurance Brokerage Companies derive their revenue principally from commissions and fees associated with the placement of insurance coverage for clients. Commissions are paid by the insurance carriers, usually a fixed percentage of the total premiums, and fees are paid by the insured. There is normally a lag between receipt of funds from the insured and payment to the insurance company. Investment of these funds over this period generates additional revenue in the form of interest income.

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

Three months ended September 30, 1997
compared with three months ended September 30, 1996

Insurance Brokerage Companies

Income before income taxes increased by $61,000 (5%) to $1,200,000 in 1997 from $1,139,000 in 1996. The improved operating result was due to increased revenues and the decrease in interest expense partially offset by increased salaries and benefits, as discussed below.

Total revenues in 1997 were $9,725,000 compared with $9,407,000 in 1996, an increase of $318,000 (3%). Commissions and fees-net grew by $148,000 (2%) as a result of the introduction of two new programs, other new business and enhancements to our California operations, including the asset acquisition of Western Insurance Associates, Inc. ("Western"), partially offset by lost business and billings in the second quarter of 1997 of certain renewal policies billed during the third quarter of 1996 totaling $327,000 (4%). Investment income increased in 1997 by $170,000 (44%) due to collection efficiencies resulting from a longer holding period for fiduciary investments.

Salaries and benefits increased by $309,000 (7%) to $4,845,000 in 1997 compared to $4,536,000 in 1996. This increase was primarily the result of the asset acquisition of Western and accrued incentive compensation.

Other operating expenses decreased by $2,000 to $3,580,000 in 1997 compared with $3,582,000 in 1996.

Interest expense decreased by $50,000 as a result of the full payment of the note payable to KILP in August 1997.


Property and Casualty Companies

Income before income taxes increased by $393,000 (31%) to $1,671,000 in 1997 from $1,278,000 in 1996. The increase in operating results was due to increased net premiums earned and investment income partially offset by an increase in expenses, as discussed below.

Net premiums earned in 1997 increased by $754,000 (14%) to $5,959,000 from $5,205,000 in 1996. The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs.

Net investment income in 1997 increased by $125,000 (23%) to $673,000 from $548,000 in 1996 as a result of the increase in invested assets.

Losses and loss expenses increased in 1997 by $351,000 (16%) to $2,561,000 from $2,210,000 in 1996. The loss ratio for 1997 and 1996 was 43% and 42%, respectively. The increase in absolute dollars was generally the result of increased net premiums earned.

Acquisition costs and general and administrative expenses increased in 1997 by $188,000 (8%) to $2,472,000 from $2,284,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses) for 1997 and 1996 was 41% and 44%, respectively. The decrease in expense ratio was the result of a decrease in new program acquisition costs. The increase in absolute dollars was generally the result of increased net premiums earned.

Corporate

Net expenses before income taxes decreased in 1997 by $71,000 compared to 1996.


Nine months ended September 30, 1997
compared with nine months ended September 30, 1996

Insurance Brokerage Companies

Loss before income taxes decreased by $1,596,000 (77%) to $485,000 in 1997 from $2,081,000 in 1996. The improved operating result was due to increased revenues and the decrease in salaries and benefits, as discussed below.

Total revenues in 1997 were $23,937,000 compared with $22,630,000 in 1996, an increase of $1,307,000 (6%). Commissions and fees-net grew by $859,000 (4%) as a result of the introduction of two new programs, and the enhancement of our California operations partially offset lost business and continued price reductions exceeding new business. Investment income increased in 1997 by $448,000 (54%) due to collection efficiencies resulting in a longer holding period for fiduciary investments.

Salaries and benefits decreased by $169,000 (1%) to $14,085,000 in 1997 compared to $14,254,000 in 1996. This decrease was the result of a modest reduction in work force due to continued operating efficiencies, lower executive compensation, and reduced costs for prior year acquisitions partially offset by the enhancement of our California operations. The Company's board of directors' compensation committee and executive management have reviewed and adjusted executive and management compensation, respectively, to reflect a continued movement toward performance based pay.

Other operating expenses decreased by $70,000 (1%) to $9,937,000 in 1997 compared with $10,007,000 in 1996.

Interest expense decreased by $50,000 as a result of the full payment of the note payable to KILP in August 1997.


Property and Casualty Companies

Income before income taxes increased in 1997 by $301,000 (6%) to $5,409,000 from $5,108,000 in 1996. The increase in operating results was due to increased net premiums earned and investment income partially offset by an increase in the combined ratio (loss ratio and expense ratio) to 81% from 80% and the decrease in other income, as discussed below.

Net premiums earned for 1997 increased by $2,913,000 (21%) to $16,666,000 from $13,753,000 in 1996 The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs.

Net investment income in 1997 increased by $211,000 (12%) to $2,027,000 from $1,816,000 in 1996 as a result of the increase in invested assets.

Net realized gain on investment transactions for 1997 decreased by $66,000 to $16,000 compared to $82,000 in 1996. The realization of investment gains and losses is determined by market conditions, call features on certain securities and management's decision regarding the holding period of the portfolio.

Other income for 1997 decreased by $204,000 to $181,000 from $385,000 in 1996. This decrease is mainly due to the run-off of certain reinsurance contracts during the first half of 1996.

Losses and loss expenses increased in 1997 by $1,494,000 (29%) to $6,655,000 from $5,161,000 in 1996. The loss ratio for 1997 and 1996 was 40% and 38%, respectively. This increase was the result of growth in general liability coverage in the Residential Real Estate Program, which generally experiences a higher loss ratio than other coverages. The increase in absolute dollars was generally the result of increased net premiums earned.

Acquisition costs and general and administrative expenses increased in 1997 by $1,059,000 (18%) to $6,826,000 from $5,767,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses) for 1997 and 1996 was 41% and 42%, respectively. The increase in absolute dollars was due mainly to additional acquisition costs related to increased net premiums earned and the write-off of certain deferred acquisition costs resulting from the termination of a deposit reinsurance contract.


Corporate

Net expenses before income taxes decreased in 1997 by $23,000 (4%) to $591,000 from $614,000 in 1996.


Financial Condition and Liquidity

Total assets decreased by $22,527,000 (14%) to $133,575,000 at September 30, 1997 from $156,102,000 at December 31, 1996. Total liabilities decreased by $25,128,000 (20%) to $100,652,000 at September 30, 1997 from $125,780,000 at
December 31, 1996. Due to the cyclical nature of the business, premiums and other receivables and premiums payable fluctuate significantly from quarter to quarter. The collection of premiums and other receivables and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Program, effective December 20, accounted for the major portion of this decrease.

The Company in August 1997 paid in full the note payable to KILP of $6,000,000 from net cash provided by operating activities.

Stockholders' equity increased by $2,143,000 (9%) to $27,127,000 at September 30, 1997 from $24,984,000 at December 31, 1996. The increase in equity, which resulted from net income of $2,499,000 and the change in unrealized depreciation to unrealized appreciation of investments (net of deferred taxes) of $170,000, was partially offset by dividends paid of $526,000.

The Company's cash and cash equivalents decreased by $3,524,000 for the nine months ended September 30, 1997. Operating activities provided cash of $7,505,000 as a result of net income from operations and a net decrease in total receivables. Investing activities used cash of $1,787,000 for the purchase of new computer software and the enhancement of our California operations through the asset acquisition of Western. Financing activities used cash of $9,242,000 to pay dividends, notes payable on computer equipment, the note payable to KILP and payments due under deposit reinsurance contracts, offset by proceeds received to finance the Company's new computer software.

The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of September 30, 1997, the Company had cash and short term investments of $28,085,000. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

The Company has available a $7,031,250 revolving line of credit with a bank, the proceeds of which are available for general operating needs and acquisitions, of which $7,031,250 is currently outstanding. The loan is collateralized by the stock of the Insurance Company subsidiaries.

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

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

Exhibit
Number    Description
------    -----------

27        Financial Data Schedule

          b)   Reports on Form 8-K

          On September 11, 1997 the Company filed Form 8-K announcing the repayment of the $6 million KILP note earlier than expected.

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

                                        KAYE GROUP INC.
                                        ---------------------------------------
                                             Registrant


November 12, 1997                       /s/  Bruce D. Guthart
                                             ----------------------------------
                                             Bruce D. Guthart, President &
                                             Chief Executive Officer


November 12, 1997                       /s/  Michael P. Sabanos
                                             ----------------------------------
                                             Michael P. Sabanos, Senior Vice
                                             President & Chief Financial Officer