Form 10-K
period 1997-12-31
KAYE GROUP INC
filed 1998-03-31
CIK 907575

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT - 1934

For the Fiscal Year Ended December 31, 1997
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

                                      None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $16,331,392.

     Number of shares of the registrant's common stock outstanding as of March 13, 1998: 8,474,435.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (incorporated by reference under Part III).

     Total number of pages including cover and under pages 85.

     Index to Exhibits is on page 37.

                                 KAYE GROUP INC.

                                TABLE OF CONTENTS

Part I

Item 1.  Business                                                            4

Item 2.  Properties                                                          18

Item 3.  Legal Proceedings                                                   18

Item 4.  Submission of Matters to a Vote of Security Holders                 19


Part II

Item 5.  Market for Common Equity and Related
         Stockholder Matters                                                 20

Item 6.  Selected Financial Data                                             21

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    23

Item 8.  Financial Statements and Supplementary Data                         36

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                              36


Part III

Item 10. Directors and Executive Officers of the Registrant                  36

Item 11. Executive Compensation                                              36

Item 12. Security Ownership of Certain
         Beneficial Owners and Management                                    36

Item 13. Certain Relationships and Related Transactions                      36



Part IV

Item 14. Exhibits, Financial Statement Schedules
         and  Reports on Form 8-K                                            37

Financial Statements                                                         F-1

Item 1. Business

Business Segments

     Kaye Group Inc. (the "Company") a Delaware corporation, formerly Old Lyme Holding Corporation ("Holding"), is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments
- the Insurance Brokerage Companies Operations ("Brokerage Operations"), comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations.

     In addition, Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Brokerage Operations or the Property and Casualty Companies Operations. Such activities include debt servicing and public company expenses, including investor relations costs.

     The Company's activities are conducted in New York City, and in offices located in the states of California, Connecticut and Rhode Island.

Insurance Brokerage Companies Operations

     The Retail Brokerage Business operates insurance brokerage businesses through four subsidiaries of the Company, the "Retail Brokerage Companies". It offers commercial clients a full range of insurance brokerage services including procurement of property/casualty insurance, risk management consulting, bonding, insurance coverage loss prevention engineering, and group employee benefit consulting services. In addition, personal lines and life and health insurance coverage are placed on behalf of individual clients.

     The Retail Brokerage Business' primary strategy is to service middle market companies and organizations just below the Fortune 500 level for which other national brokers intensely compete. Within this middle market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, retail, manufacturing, churches, law firms, homes for the aged and fine arts.

     During 1997, the Retail Brokerage Business serviced approximately 10,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees in connection with consulting services relating to the marketing of insurance.

     Program Brokerage Corporation or "PBC" (the "Program Brokerage Business") is a subsidiary of the Company and operates a wholesale insurance brokerage business which offers retail insurance agents and brokers innovative solutions to the twin insurance problems of price and availability of coverage. It accomplishes this by organizing pools of similar risks into specially designed Alternative Risk Transfer ("A.R.T.") programs for affinity groups (the "Programs").

     The Program Brokerage Business is one of the leaders in the application of purchasing groups in the commercial insurance market. Approximately two-thirds of PBC's premium volume is generated by approximately 400 unrelated retail insurance agents and brokers serving approximately 4,300 insureds during 1997. The remaining one-third is derived from the Retail Brokerage Business. Approximately one-half of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

Property and Casualty Companies Operations

     The Company conducts its property and casualty underwriting business through two insurance company subsidiaries (the "Insurance Companies"), OLRI and OLB. OLRI is a property and casualty insurance company licensed in Rhode Island and eligible as a surplus lines insurer in New York and New Jersey. OLB is a property and casualty insurance company organized and licensed under the laws of Bermuda. In states where the Insurance Companies are not admitted insurers or surplus lines insurers, the Insurance Companies underwrite risks through various reinsurance agreements.

     The Insurance Companies underwrite property risks (loss or physical damage to property) and OLRI underwrites casualty risks (legal liability for personal injury or damaged property of others) for insureds in the United States. Insurance is sold principally through the Programs marketed by PBC which insure various types of businesses and properties that have similar risk characteristics, such as apartments, condominiums, cooperatives, restaurants, building maintenance companies, retail stores, funeral homes and pharmacies, among others.

     The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Exposure to individual insureds on individual losses is thereby generally limited to between $1,000 and $25,000 per claim (inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, the Insurance Companies have issued policies on a selected basis with limits up to $1,000,000, retaining the first $50,000 of exposure and reinsuring the remaining limits with an unaffiliated reinsurer, National Reinsurance Corporation (A.M. Best Company ("A.M.Best"), a major rating agency for insurers, rating of A+).

     The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC") a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. CAC also provide claims administration service to the unaffiliated Program insurers for a fee.

     CAC is party to an agreement with an unaffiliated company, whereby it agrees to acquire certain retail service warranty contract obligations for a fee. CAC earns approximately 17% of its revenue pursuant to this agreement.

History of the Company

1952 to 1993

     Prior to the initial public offering ("IPO") of Holding's common stock in August 1993, the Retail Brokerage Companies, PBC, the Insurance Companies and CAC were part of a single combined insurance and brokerage business owned by Kaye International L.P. ("KILP") and certain individuals. KILP, via several stock and asset acquisitions and mergers, traces its origins back to 1952. Prior to the IPO, KILP developed the concept of the "deductible" primary "layer" of insurance coverage administered through Programs. This business was conducted through the Insurance Companies. In August 1993, after years of successful growth, the Insurance Companies, PBC and CAC were organized under Holding, of which approximately 33% was sold to the public.

     At the time of the IPO, management of Holding believed that its historical marketing efforts and ability to expand its business were hampered by its small capital base and its lack of a letter rating from A.M. Best. Approximately $13,000,000 of the proceeds of the IPO were contributed to OLRI to increase its capital and surplus to permit it to (i) increase its underwriting capabilities,
(ii) obtain a letter rating from A.M. Best, and (iii) enable OLRI to meet certain regulatory capital and surplus requirements. As a result of the proceeds being contributed, OLRI significantly increased its underwriting capacity. This enabled it to ultimately obtain an A.M. Best rating of A-(Excellent) (which it currently maintains) and meet all regulatory capital and surplus requirements.

     The business of OLRI however depends on the creation of new Programs and the addition of insureds into existing Programs. OLRI relies on PBC to develop new Programs. PBC is also OLRI's most important and significant producing broker, historically producing almost all of the Insurance Companies' net premiums earned.

1994

     In 1994, the Retail Brokerage Business completed the integration of its 1992 acquisition of Amalgamated Programs Corporation and related entities ("Amalgamated") and continued to downsize to adjust to the continuing "soft market" in property and casualty premium rates. At the time, the officers of the general partners of KILP (which included members of Holding's Board of Directors) concluded that the combination of Holding and the Retail Brokerage Business would be advantageous for both OLRI and KILP. This conclusion was based on three factors: (a) improved operating results derived from the Amalgamated integration and "soft market" downsizing, (b) the improved outlook for the Retail Brokerage Business and (c) the fact that the Retail Brokerage Business accounted for approximately one-half of PBC's premium volume.

     In evaluating the combination, Holding's Board of Directors also considered the fact that the market for Holding's common stock following the IPO was relatively illiquid. The Board believed that the combination of the Retail Brokerage Business with Holding would increase the size of Holding, make it a more financially diverse company and potentially attract a broader spectrum of investors.

1995

     The combination ("Transaction") was effective October 2, 1995 and was accounted for as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage Business were combined with those of Holding at their historical cost in a manner similar to a "pooling of interests", (See Note 2 to the consolidated financial statements of the Company). The combination was accomplished as follows:

     1. Holding transferred to then recently formed Kaye Holding Corp. ("KHC") all of the outstanding stock of the Insurance Companies and its two other subsidiaries, PBC and CAC and its other assets in exchange for (i) 82,400 shares of KHC common stock, representing 82.4% of the total outstanding KHC common stock, and (ii) the assumption by KHC of certain of Holding's liabilities.

     2. KILP transferred all of its interest in the limited partnerships conducting the Retail Brokerage Business (the "Retail Partnerships") and certain related assets to KHC in exchange for (i) 17,200 shares of KHC common stock, representing 17.2% of the total outstanding KHC common stock, and (ii) the assumption by KHC of certain KILP liabilities.

     3. Certain individuals transferred to KHC all of their interests in the corporate general partners of the Retail Partnerships (the "Retail Brokerage Companies") in exchange for 400 shares of KHC common stock, representing 0.4% of the total outstanding KHC common stock.

     4. KHC contributed its interests in the Retail Partnerships to the Retail Brokerage Companies thereby causing the dissolution of the Retail Partnerships. As a result, the Retail Brokerage Companies, as a group, own all of the assets and are subject to all of the liabilities, of the Retail Brokerage Business.

1997

     On December 30, 1997, stockholders of the Company approved a restructuring that merged KHC into the Company. This eliminated the minority interest in KHC held by KILP and simplified the corporate structure and reporting of the Company.

The chart below reflects the current structure of the Company:



---------------                                                 ----------------
     KILP,
related entity                                                       Public
      and
  individuals
---------------                                                 ----------------
               72.9%                                       27.1%
                                 ---------------
                                 KAYE GROUP INC.
                                 ---------------

              100.0%                                      100.0%
---------------------------------         --------------------------------------
Insurance Brokerage Companies:            Property and Casualty Companies:
  Kaye Insurance Associates, Inc.           Old Lyme Insurance Company of Rhode
  Kaye Corporation of Connecticut             Island, Inc.
  Kaye-Western Insurance & Risk             Old Lyme Insurance Company, Ltd. and
    Services, Inc.                          Park Brokerage, Ltd.
  Kaye Services Corp.                       Claims Administration Corporation
  Program Brokerage Corporation
---------------------------------         --------------------------------------

Affinity Group Marketing

     Affinity group marketing (including A.R.T. programs) contributes 67% of the Company's 1997 consolidated revenues, excluding investment income.

Retail Brokerage Operations

     The Retail Brokerage Business generally services middle market entities just below the Fortune 500 level. Within this market, it has developed particular expertise and knowledge of the risks facing a number of industry sectors. Based on this expertise and knowledge, the Retail Brokerage Business has established programs for hospitals and physicians, churches, law firms, mental health practitioners, homes for the aged and fine arts, among others.

     Approximately 38% of the Retail Brokerage Business' 1997 revenues relate to such affinity groups. Of this 38%, approximately 90% of the related premium volume is placed with unrelated insurance markets. The remaining 10% is placed with PBC. (This 10% represents approximately one-third of PBC's premium volume.) No premiums are placed with the Insurance Companies directly by the Retail Brokerage Business.

PBC and Insurance Companies Operations

     PBC designs A.R.T. programs for affinity groups and markets via a network of retail insurance brokers, including the Retail Brokerage Companies. PBC's distribution network includes approximately 400 unrelated retail agents and brokers. These unrelated agents and brokers account for two-thirds of PBC's premium volume. The Insurance Companies underwrite a portion of the Programs and only underwrite programs designed by PBC.

     During the past five years the original 1:2 ratio of insurance premiums produced by unrelated retail brokers to insurance premiums produced by the Retail Brokerage Companies (the "Production Ratio"), respectively, has reversed. But production from both sources has grown. PBC's total premium volume for 1997 of $54,100,000 has increased 28% since 1995. It is expected that the Production Ratio will approach 3:1 during 1998, consistent with PBC's strategy of growing the unrelated retail agents and broker distribution network.

     Once PBC establishes an A.R.T. program, it acts as the placing broker with respect to insurance under the Programs. In such a role, PBC is a party to agreements with various unaffiliated insurers as well as the Insurance Companies.

     PBC receives commissions from the Insurance Companies and the unaffiliated Program insurers. Pursuant to subbrokerage agreements, PBC pays commissions to retail brokers based upon all business produced by such agents and brokers (including business placed by PBC with the unaffiliated Program insurers).

     The Insurance Companies' strategy in most cases is to underwrite only the first "layer" per claim (the deductible range) (inclusive of allocated loss expenses) of the property and casualty insurance provided under the programs developed by PBC. This limits its exposure to individual insureds on individual losses to the deductible range depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated insurers that provide coverage for losses above the first "layer" of risk underwritten by the Insurance Companies. The Insurance Companies believe that their rates for the first "layer" of risk, when combined with the rates of such other unrelated insurers for the coverage above such layer, are generally competitive with the rates that other insurance companies would charge to provide comparable insurance coverage.

     The Insurance Companies currently participate in 14 A.R.T programs. The three major programs are as follows:

     1. The Residential Real Estate Program, started in 1990, provides property and casualty insurance for residential real estate including rental apartments, cooperatives, and condominiums. Policies protect the owner from property losses and casualty claims, such as claims brought by a tenant or member of the public injured on the premises. This program is offered principally in the New York City area and has approximately 1,000 insureds.

     2. The Restaurant Program, started in 1985, insures restaurants against casualty claims (most typically brought by an injured restaurant patron) and property losses. Many of the restaurants that participate in this Program are "white tablecloth" restaurants. The Restaurant Program has approximately 900 insureds.

     3. The Real Estate Umbrella Program insures residential and commercial real estate owners against certain types of casualty losses. Insureds are provided with an extra level of protection in conjunction with a standard umbrella policy. Coverage is provided for losses that are included within the broad terms of the policy, but are excluded under the general casualty policy. This Program also provides high umbrella casualty limits primarily provided by unrelated Program insurance companies to individual real estate owners. OLRI has a maximum exposure of $10,000 per claim. The Real Estate Umbrella Program has approximately 1,400 insureds.

     The other Programs include the Comprehensive Office Program, the Retail Stores Liability Program, the Catalog Showroom Property Program, the Building Maintenance Contractors Program, the Contractors Umbrella Program, the Drug Store Program, the Funeral Directors Program, the Bars, Restaurants and Taverns Program, the New England Restaurant Program, the Waste Haulers Program, and the Home Owner Program. The other Programs have approximately 1,000 insureds.

     The Home Owner Program provides various types of property insurance to a group of affiliated home owners. Limits for certain coverage offered by OLRI under this program are as high as $100,000. This program accounted for approximately 2% of net premiums earned in 1997.

     The Restaurant Program, Residential Real Estate Program and Real Estate Umbrella Program accounted for approximately 87% of the net premiums earned by the Insurance Companies in 1997. The following table sets forth the percentage of net premiums earned attributable to the programs and all other business during the years ended December 31, 1997, 1996 and 1995.

                                                         Net Premiums Earned
                                                      Years Ended December 31,
                                                    1997        1996        1995
                                                    ----        ----        ----
Residential Real Estate ....................         46%         49%         40%
Restaurant Program .........................         25%         24%         32%
Real Estate Umbrella Program ...............         16%         14%         15%
Other ......................................         13%         13%         13%
                                                    ---         ---         ---
                                                    100%        100%        100%
                                                    ===         ===         ===

Acquisitions

     During 1997, the Company acquired certain assets and liabilities of Western Insurance Associates, Inc. ("Western"). This acquisition was accounted for as a purchase and achieved critical mass for the brokerage operations located in Pasadena, California. In addition, this acquisition was synergistic as Western's competitive advantage is in the production of business from affinity groups, including churches and homes for the aged.

     The  Company  believes  that  the  effect  of  past,   present  and  future
acquisitions will be to expand its insurance program services to affinity groups, thus providing earnings to all operations.

     The Company is considering and intends to consider from time to time additional acquisitions and divestitures on terms it deems consistent with its strategies. The Company at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions but has not signed contracts or agreements in principle to make additional acquisitions. No assurances can be given that any additional acquisitions or divestitures will be completed, or if completed, will be advantageous to the Company.

Seasonality

     The Brokerage Operations' revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and their related billings. This is due to the revenue recognition method for brokerage commissions which requires that a full year's commissions be recognized immediately upon the billing date of the business. However, premium revenues of the Insurance Companies are recognized ratably over the term of the related policies. As a result, there is little variation from quarter to quarter in the Property and Casualty Companies Operations revenues.

     Consolidated revenues by quarter for 1997, 1996 and 1995 were earned as follows. Amounts shown represent a percentage of the related full year consolidated revenues.

                                         1997        1996        1995
                                         ----        ----        ----
     First Quarter                        22%         22%         23%
     Second Quarter                       23%         22%         21%
     Third Quarter                        28%         28%         25%
     Fourth Quarter                       27%         28%         31%

Competition

     The Company is the 17th largest insurance broker in the United States according to "Business Insurance", a leading insurance industry publication. It operates in a highly competitive industry and faces competition from regional brokers, regional offices of worldwide brokers and insurers.

     The insurance brokerage business is highly competitive. The Company believes that it is well positioned to compete within its designated market because of the expertise and knowledge it has developed in servicing middle market companies, the Programs it has developed and the proprietary database of affinity group underwriting and claims information it has developed.

     Many insurance companies which compete with OLRI have a higher A.M. Best -rating (OLRI is rated A-(Excellent)), and are larger and have greater financial, marketing and management resources than the Insurance Companies. Competition is based on many factors, including perceived overall financial strength of the insurer, premiums charged, policy terms and conditions, services offered, reputation and experience. Due to its size, management and operational flexibility, the Company can respond quickly to, and take advantage of, changing circumstances encountered in the marketplace.

     In the event that admitted insurers (including the unaffiliated Program insurers) begin to offer the coverage in New York which the Company offers as a surplus lines insurer, it is possible that OLRI may be unable to receive placements on a surplus lines basis, because brokers are generally required first to obtain three "declinations" from admitted carriers before they can offer the business to a surplus lines underwriter. In addition, in soft insurance markets, other insurance companies may be more willing to offer low deductibles which cover the first layer of risk at prices competitive with or lower than those under the Programs.

Ceded Reinsurance

     OLRI has from time to time obtained reinsurance for portions of, or specific risks under, the first layer of risks underwritten by OLRI. Such reinsurance is not and has not been material to OLRI. Reinsurance has been placed with National Reinsurance Corporation, Transatlantic Reinsurance Company and USF Reinsurance Company, which are rated A or better by A.M. Best . However, if reinsurance should become more widely available at economical prices, OLRI may increase the amount of reinsurance it purchases (see Note 13 to the consolidated financial statements of the Company).

Losses and Loss Expenses

     The Insurance Companies are directly liable for losses and loss expense payments under the terms of insurance policies that they write, and under the reinsurance agreements to which they are party. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Insurance Companies and the Insurance Companies payment of that loss. The Insurance Companies reflect their liability for the ultimate payment of all incurred losses and loss expenses by establishing loss and loss expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

     When a claim involving a probable loss is reported, the Insurance Companies establish a loss reserve for the estimated amount of the Insurance Companies' ultimate loss and loss expense payments. The estimate reflects an informed judgment based on established reserving practices and the experience and knowledge of CAC's claims examiners regarding the nature and value of the claim, as well as the estimated expense of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process. The Insurance Companies also establish reserves on an aggregate basis to provide for losses incurred but not reported ("IBNR reserves"), as well as future developments on losses reported to the Insurance Companies. The amount of an insurer's incurred losses in a given period is determined by adding losses and loss expenses paid during the period to case loss and loss expense reserves and IBNR reserves (collectively "loss reserves") at the end of the period, and then subtracting loss reserves existing at the beginning of the period.

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

     OLRI receives claims related to lead paint exposures it insures under various Residential Real Estate Programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; questions regarding the interpretation and application of insurance and reinsurance coverage. OLRI has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided are established based on Management's estimate of ultimate liabilities. However, due to the nature of the exposures, such reserves cannot be, and are not established using standard actuarial techniques.

     To further review the adequacy of the reserves, the Insurance Companies engage independent actuarial consultants to perform annual case and ultimate loss reserve analysis.

     The following table sets forth a reconciliation of the change in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1997.

                                                   Years Ended December 31,
                                                   ------------------------
                                                  1997        1996       1995
                                                  ----        ----       ----
                                                         (in thousands)

Balance at January 1,                           $ 15,227    $ 12,671   $ 14,118
         Less reinsurance recoverables              (882)
                                                --------    --------   --------
         Net balance                              14,345      12,671     14,118
                                                --------    --------   --------

Incurred related to:
         Current year                              8,824       6,621      4,986
         Prior year                                 (108)        415       (136)
                                                --------    --------   --------
         Total incurred                            8,716       7,036      4,850
                                                --------    --------   --------

Paid related to:
         Current year                              1,802       1,832      2,138
         Prior year                                4,944       3,530      4,159
                                                --------    --------   --------
         Total paid                                6,746       5,362      6,297
                                                --------    --------   --------

Net balance at December 31,                       16,315      14,345     12,671
         Plus reinsurance recoverables             2,811         882
                                                --------    --------   --------

         Balance                                $ 19,126    $ 15,227   $ 12,671
                                                ========    ========   ========

     The following table presents the development of unpaid losses and loss expense reserves for the past ten years for the Insurance Companies. During the ten year period covered by this table, OLB changed its fiscal year-end from July 31 to April 30 and then to December 31 for the year ended December 31, 1990. In addition, Bermuda domiciled insurance companies, unlike U.S. domiciled insurers, are not required to file calendar year loss development information with regulatory authorities. Accordingly, the loss development information included in the following table with respect to OLB prior to 1992, reflects development data converted from the policy year loss development data maintained by OLB through the use of mathematical models. The top line of the table shows the estimated reserve for unpaid losses and loss expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss expenses for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available, principally about the frequency of claims for individual years. The table is presented net of reinsurance which is immaterial for all years presented except for 1997. The reinsurance recoverable on unpaid losses at December 31, 1997 is $2,811,000.

KAYE GROUP INC.
LOSS DEVELOPMENT SCHEDULE
(In thousands)

          Year Ended           1987     1988      1989     1990     1991      1992      1993      1994     1995      1996     1997
          ----------           ----     ----      ----     ----     ----      ----      ----      ----     ----      ----     ----
Reserves for outstanding
  losses and loss expenses
  on December 31,              $4,360   $6,866   $8,418   $12,555  $16,244   $18,444   $17,929  $14,118   $12,672   $15,227  $19,126


Cumulative amount paid as of:

     One year later            $1,251   $2,018   $2,505    $4,374   $5,569    $6,379    $6,965   $4,161    $3,697    $4,943
     Two years later            2,351    3,513    5,266     7,545    9,258    11,704    10,002    6,802     6,882
     Three years later          2,907    5,208    7,041     9,245   12,695    13,833    12,278    9,455
     Four years later           3,662    6,113    7,600    11,378   13,813    14,973    14,120
     Five years later           4,090    6,269    8,539    11,705   14,146    15,784
     Six years later            4,112    6,881    8,660    11,768   14,385
     Seven years later          4,204    6,892    8,681    11,877
     Eight years later          4,204    6,895    8,701
     Nine years later           4,204    6,903
     Ten years later            4,204


Re-estimated liability as of:

     One year later            $3,875   $6,891   $9,127   $13,665  $16,117   $18,140   $17,856  $14,254   $12,257   $15,494
     Two years later            4,483    6,692    9,767    13,003   15,182    18,511    18,184   13,487   $12,454
     Three years later          4,726    7,343    9,288    11,850   15,609    18,636    16,552   13,990
     Four years later           4,850    7,228    9,002    12,410   15,462    18,177    18,157
     Five years later           4,703    7,120    9,060    12,468   15,312    18,252
     Six years later            4,507    7,140    8,973    12,224   14,982
     Seven years later          4,357    7,063    8,893    12,121
     Eight years later          4,312    6,964    8,847
     Nine years later           4,204    7,012
     Ten years later            4,204


Cumulative
Redundancy (Deficiency):         $156    ($146)   ($429)     $434   $1,262      $192     ($228)    $128      $218     ($267)
------------------------

Regulation

     The Company is subject to a substantial degree of regulation that is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, OLRI is subject to the primary regulatory oversight of the Rhode Island Department of Business Regulation through its Insurance Division. On March 28, 1996, the Division advised the Company that it is reviewing the treatment of certain reinsurance arrangements between OLRI and OLB in OLRI's 1995 Statutory Annual Statement filed with the Division. The Company believes that it treated this arrangement appropriately in its annual statement and it does not believe that there will be any material modifications to OLRI's surplus at December 31, 1995.

     As a Bermuda property and casualty insurance company, OLB is subject to regulation of the primary regulatory body of Bermuda. Such regulation relates to, among other things, authorized lines of business, capital and surplus requirements and general standards of solvency, the filing of annual and other financial reports prepared on the basis of statutory accounting practices, the filing and form of actuarial reports, the establishment and maintenance of reserves for unearned premiums, losses and loss expenses, underwriting limitations, investment parameters, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial matters.

     The National Association of Insurance Commissioners has developed risk-based capital formulas to be applied to all domestic insurance companies. These formulas calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an insurance company's operations. Any insurance company that does not meet threshold risk-based capital levels ultimately will be subject to statutory receivership proceedings. The statutory net worth of OLRI is adequate in light of its current and anticipated future business and has met its risk-based capital and surplus requirements at December 31, 1997. The minimum risk-based capital requirement for OLRI, as of December 31, 1997 was $6,804,698 and the Company exceeded that threshold by $16,857,689.

Employees

     As of December 31, 1997, the Company had 347 employees.  The Company is not
unionized.   The  Company   believes   that  its  employee   relationships   are
satisfactory.

Item 2. Properties

     The Company owns approximately 7,500 square feet of space in an office condominium building in Warwick, Rhode Island which is utilized by employees of PBC and OLRI. The Company also leases space located in New York, New York; Pasadena, California, and Westport, Connecticut. The Company's total leased space at each location is 84,398 sq. ft., 9,443 sq. ft., and 10,370 sq. ft., respectively. The Company's current space leases are suitable for its current needs.

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

     As licensed brokers, the Insurance Brokerage Companies are or may become party to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries have been involved since 1992 in an administrative investigation by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. While the Company has had discussions with the Department regarding settlement of such investigation, if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. KILP has agreed to indemnify the Company for any fines or settlement payments in excess of $300,000 relating to such investigation. Management does not believe the resolution of such issue will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 30, 1997, the Company held a special meeting of stockholders to consider and act upon the following matters:

     1. Approval of the Merger Agreement and the merger of Kaye Holding Corp., a Delaware corporation ("KHC"), with and in to Kaye Group Inc. ("Kaye"), with Kaye being the survivor (the "Merger") (Proposal No.
          1), whereby on the effective date of the Merger, each share of KHC's Common Stock, par value $.01 per share ("KHC Common Stock"), issued and outstanding immediately prior to the effective date, other than shares held by Kaye, will be converted into 82.63835 shares of Kaye Common Stock, par value $.01 per share ("Kaye Common Stock"); and

     2.   Approval of a Stock Performance Plan (the "Plan") (Proposal No. 2).

     The votes cast for the Merger and the Plan proposed were:

                                            MERGER                PLAN
                                            ------                ----
          For                              6,636,840           6,603,123
          Against                              3,021             375,621
          Abstain                                  0                 500
          Broker Non-votes                   339,403                  20

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     In August 1993, in connection with the consummation of the IPO, the Company's Common Stock was listed on the NASDAQ National Market System under the symbol "OLHC". On October 2, 1995, in connection with the combination of the Retail Brokerage Business of Kaye with Holding, Holding changed its name to Kaye Group Inc. and is now listed under its new symbol "KAYE". The following table sets forth the high and low prices for the Common Stock as reported on NASDAQ for the indicated periods and the dividends paid per share during such periods.

                                     Price Range                  Dividends
                               ------------------------             Paid
                                High              Low            Per Share
                                ----              ---            ---------

    1997:
First Quarter                  $5  3/8          $4  1/2         $ .025 cash
Second Quarter                  5  1/8           4  3/8         $ .025 cash
Third Quarter                   9                5  1/8         $ .025 cash
Fourth Quarter                  9                6  3/8         $ .025 cash

    1996:
First Quarter                  $8               $7              $ .025 cash
Second Quarter                  7  1/2           5  5/8         $ .025 cash
Third Quarter                   7                4  5/8         $ .025 cash
Fourth Quarter                  6  1/2           4  5/8         $ .025 cash

     The approximate number of holders of record of the Company's Common Stock as of March 10, 1998 was 45. The approximate number of beneficial holders as of March 10, 1998 was 500.

     See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dividends" for a discussion of dividends paid by the Company.

Item 6.  Selected Financial Data

The following table should be read in conjunction with, and is supplemented in its entirety by, the consolidated financial statements and the notes thereto. Financial data has been restated to take into effect the Transactions effective October 2, 1995. The financial data for the years 1993 through 1997 has been derived from the audited consolidated financial statements of the Company.

                                                                                     Years ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                    1997        1996        1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except per share data)
Revenues:
Operating revenues                                                 $54,216     $50,341     $51,582        $52,906        $54,598
Net investment income                                                4,312       3,576       3,912          3,455          2,752
Net realized gains (losses) on investments                              21          72         (47)           (50)           611
                                                                  --------    --------    --------       --------       --------

Total revenues                                                      58,549      53,989      55,447         56,311         57,961
                                                                  --------    --------    --------       --------       --------

Net income                                                          $4,357      $3,071      $5,181         $4,347         $1,186
--------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                              $0.62       $0.44       $0.74          $0.62          $0.20
  Diluted                                                            $0.62       $0.44       $0.74          $0.62          $0.20
--------------------------------------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME
  Income before minority interest, income taxes and
  cumulative effect of change in accounting principles              $7,555      $5,211      $6,309         $6,516         $2,476

  Provision for income taxes                                         2,267       1,484       1,995(1)       1,861(1)         699(1)
                                                                  --------    --------    --------       --------       --------

  Income before minority interest and
  cumulative effect of change in accounting principles               5,288       3,727       4,314          4,655          1,777

  Minority interest                                                   (931)       (656)       (759)        (1,011)          (313)

  Cumulative effect of change in accounting principles,
  net of charge in lieu of income taxes (2)                                                                 1,090
                                                                  --------    --------    --------       --------       --------

  Pro forma net income                                              $4,357      $3,071      $3,555         $4,734         $1,464
--------------------------------------------------------------------------------------------------------------------------------

PRO FORMA EARNINGS PER SHARE
  Income before cumulative effect of change in
  accounting principles                                              $0.62       $0.44       $0.51          $0.52          $0.25

  Cumulative effect of change in accounting principles,
  net of charge in lieu of income taxes                                                                      0.15
                                                                  --------    --------    --------       --------       --------

  Pro forma earnings per share (8)                                   $0.62       $0.44       $0.51          $0.67          $0.25
--------------------------------------------------------------------------------------------------------------------------------

Weighted average of shares outstanding - basic                       7,024       7,020       7,020          7,020          5,924
--------------------------------------------------------------------------------------------------------------------------------

Weighted average of shares and
share equivalents outstanding - diluted                              7,083       7,021       7,023          7,035          5,924
--------------------------------------------------------------------------------------------------------------------------------

                                                                             Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                    1997              1996             1995               1994                1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except per share data and ratios)
Balance Sheet  data:
Total assets                                     $141,025          $156,102          $174,000          $185,976          $206,153
Long -term debt (3)                                 5,810            12,787            13,679            11,618            13,995
Stockholders' equity                               35,168            24,984            22,882            16,676            13,688
Net book value  per share (4)                        4.15              3.56              3.26              2.38              1.95
Cash dividend per share (5)                          0.10              0.10              0.10              0.10              0.03

GAAP operating data:
Loss ratio                                           38.2%             36.4%             28.8%             31.8%             42.9%
Expense ratio                                        41.0%             42.5%             41.1%             32.9%             32.9%
Combined ratio                                       79.2%             78.9%             69.9%             64.7%             75.8%

Statutory operating data (6):
Net underwriting gain                              $5,890            $4,455            $7,104            $7,105            $2,599(7)
Policyholders' surplus                             25,566            25,485            26,231            22,274            21,528

Loss ratio                                           36.6%             34.1%             24.4%             30.2%             40.8%
Expense ratio                                        38.6%             40.0%             37.1%             35.5%             33.7%
Combined ratio                                       75.2%             74.1%             61.5%             65.7%             74.5%

(1) Charge in lieu of income taxes, see note 3 (l) to the Consolidated Financial Statements of the Company.

(2) Commission income, together with the related accounts receivable from clients and premiums payable to insurance carriers, is recorded principally as of the billing date. Beginning in 1994, commission income related to installment billing arrangements is recorded in total at the date of the initial billing. This change was made because in the opinion of management, it results in a better matching of revenues with the related costs. Prior to this change, commissions were recorded as each installment was billed. As a result of this change, additional commissions of $1,471,000 were recorded in 1994 that would have been recorded under the old policy in 1995. The Company was unable to determine the effects of this change in years prior to 1994 and, therefore, pro forma disclosure of this change in prior years cannot be made. Accordingly, the effect of the change in accounting on prior years of $ 1,652,000 was treated as a cumulative effect adjustment on the 1994 consolidated statement of income.

(3)  Excludes that portion of long-term debt maturing in less than one year.

(4) Based upon 8,474,435 shares outstanding at December 31, 1997 and 7,020,000 outstanding at December 31, 1996, 1995, 1994, and 1993.

(5)  Dividends paid and declared since the date of the IPO of August 17, 1993.

(6) Based upon statutory accounting practices and derived from the statutory financial statements of the Insurance Companies, which excludes the effects of CAC.

(7) As a result of a substantial amount of new business written with effective dates in the latter half of 1993, net underwriting gain for 1993 was significantly affected by the statutory accounting practices of charging commission expense to income immediately while premiums are earned over the term of the underlying policies.

(8) Earnings per share for basic and diluted are the same based on the weighted average shares outstanding, including share equivalents outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Kaye Group Inc. (the "Company"), a Delaware corporation, formerly Old Lyme Holding Corporation ("Holding"), is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments
- the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance"), which comprises the Insurance Companies and Claims Administration (see Note 1 to the consolidated financial statements of the Company).

     The revenues and expenses of the Property and Casualty Companies segment will not be comparable to the amounts reported previously by Holding.
Historically, the commission income of the Program Brokerage Business was recorded as a reduction of acquisition costs in the consolidated statements of income of Holding. As a result of the combination (see Note 2 to the consolidated financial statements of the Company), management includes the commission income and the other revenues and operating costs of the Program Brokerage Business in the Insurance Brokerage Companies segment for all periods presented.

Overview

     The Insurance Brokerage Companies derive their revenue principally from commissions associated with the placement of insurance coverage for corporate clients. These commissions are paid by the insurance carriers and are usually a fixed percentage of the total premiums. Certain of these commissions are contingent upon the level of volume and profitability of the related coverage to the insurance companies. There is normally a lag between receipt of funds from the insured and payment to the insurance company. Investment of these funds over this period generates additional revenue in the form of interest income.

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

     Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities include debt servicing and public company expenses, including investor relations costs.

     The Company has foreign  operations in Bermuda.  For further discussion see
Note 23 to the consolidated financial statements of the Company.

     A comprehensive analysis of the results of operations of the Company would not be meaningful without consideration of the charge in lieu of taxes. The provision for income taxes, as reported in the historical financial statements, does not provide for any income taxes on certain subsidiaries of the Company prior to the combination on October 2, 1995. Prior to the combination on October 2, 1995, the Retail Partnerships and the Retail Brokerage Companies were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies were liable for income taxes. Accordingly, the Company has presented a calculation of pro forma net income for the year ended December 31, 1995, which reflects a charge in lieu of income taxes, as if all subsidiaries were included in the Company's consolidated Federal income tax return for all years presented (see Note 2 of the consolidated financial statements of the Company). Management believes this presentation will better present current and future comparisons of the effective tax rate and income tax expense of the Company.

Results of Operations

Year ended December 31, 1997 compared
with year ended December 31, 1996

Insurance Brokerage Companies

     Income before income taxes increased by $1,962,000 to $767,000 in 1997 from a loss of $1,195,000 in 1996. The improved operating result was due to increased revenues, a significant decrease in other operating expenses and lower interest expense partially offset by a modest increase in salaries and benefits, as discussed below.

     Total revenues in 1997 were $32,689,000 compared with $31,595,000 in 1996, or an increase of $1,094,000 (3%). The largest component of revenues, commissions and fees-net, was up by $555,000 (2%). Commissions and fees-net increased due to new business of $5,948,000 and the acquisition of Western (see
Note 17 to the consolidated financial statements of the Company) which contributed $992,000. Decreases in commissions and fees-net was the result of attrition of $4,421,000, increased commission expense of $896,000 primarily due to additional new business acquired, and a reduction in wholesale contingency commissions of $1,068,000. Attrition includes lost accounts, reduction of service to existing accounts, and lower premiums and commission rates. The attrition in business was equivalent to approximately 13% of the Company's 1996 volume which results in a business retention of approximately 87%. This is well within normal industry expectations given the usual attrition in a highly competitive environment. Investment income increased in 1997 by $539,000 (52%) due to collection efficiencies resulting in a longer holding period for fiduciary investments.

     Salaries and benefits increased by $299,000 (2%) to $18,868,000 in 1997 compared to $18,569,000 in 1996. This increase was the result of the acquisition of Western partially offset by a modest reduction in work force due to continued operating efficiencies, lower executive compensation and reduced costs for prior years' acquisitions. The Company's board of directors' compensation committee and executive management have reviewed and adjusted executive and management compensation, respectively, to reflect a continued movement toward performance based pay.

     Other operating expenses decreased by $967,000 (7%) to $12,654,000 in 1997 compared with $13,621,000 in 1996. This decrease was mainly due to reduced account servicing expenses, the completion of amortization of organization costs in the latter part of 1996, expiration of certain management service contracts in 1996 and the third quarter of 1997, and reduced insurance cost.

     Interest expense decreased by $200,000 as a result of the early payment of the $6,000,000 note payable to KILP in August 1997.

Property and Casualty Companies

     Income before income taxes increased in 1997 by $668,000 (9%) to $7,719,000 from $7,051,000 in 1996. The increase in operating results was due to increased net premiums earned (net of related expenses) and investment income partially offset by a decrease in other income, as discussed below.

     Net premiums earned for 1997 increased by $3,520,000 (18%) to $22,847,000 from $19,327,000 in 1996. The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs and the formation of several new programs.

     Net investment income in 1997 increased by $231,000 (9%) to $2,692,000 from $2,461,000 in 1996 as a result of the increase in invested assets.

     Net realized gain on investment transactions for 1997 decreased by $51,000 to $21,000 compared to $72,000 in 1996. The realization of investment gains and losses is determined by market conditions and management's decision regarding the holding period of the portfolio.

     Other income for 1997 decreased by $200,000 to $245,000 from $445,000 in 1996. This decrease is mainly due to the run-off of certain reinsurance contracts during the first half of 1996.

     Losses and loss expenses increased in 1997 by $1,680,000 (24%) to $8,716,000 from $7,036,000 in 1996. The loss ratio for 1997 and 1996 was 38% and
36%, respectively. This increase was the result of growth in general liability coverage and reserve strengthening. The increase in absolute dollars was generally the result of increased net premiums earned.

     Acquisition costs and general and administrative expenses increased in 1997 by $1,152,000 (14%) to $9,370,000 from $8,218,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses) for 1997 and 1996 was 41% and 43%, respectively. This decrease was due to a modest decrease in general and administrative expenses in 1997. The increase in absolute dollars was due mainly to additional acquisition costs related to increased net premiums earned and the write-off of certain deferred acquisition costs resulting from the termination of a deposit reinsurance contract. General and administrative expenses had a modest decrease as a result of lower professional fees.

Corporate

     Net expenses before income taxes increased in 1997 by $286,000 (44%) to $931,000 from $645,000 in 1996. This increase was the result of costs incurred for acquisition activities and investor relations.

Year ended December 31, 1996
compared with year ended December 31, 1995

Insurance Brokerage Operations

     Loss before income taxes increased by $489,000 to $1,195,000 in 1996 from $706,000 in 1995. The benefit of decreased salaries and related taxes and fringes was offset by lower revenues as discussed below.

     Total revenues in 1996 were $31,595,000 compared with $34,970,000 in 1995, or a reduction of $3,375,000 (10%). The largest component of revenues, commission and fees-net, was down $3,373,000 (10%) due in part to nonrecurring items in 1995 of $1,102,000 which consisted of $605,000 relating to the sale of expiration lists of Kaye Administrators, the Home Owners Program was extended by an additional six months for commissions of $305,000, and a special contingent commission of $192,000. The remaining reduction in commissions was mainly due to lost business of approximately $3,200,000 in commercial lines, group and life, personal lines and fees earned from public adjusters partially offset by new business of $1,600,000. This loss in business, equivalent to approximately 9% of the Company's 1995 volume, results in a business retention of approximately 91%. This is well within normal industry expectations given the usual attrition in a highly competitive environment.

     Salaries and benefits decreased by $2,556,000 (12%) to $18,569,000 in 1996 compared to $21,125,000 in 1995. The decrease is a result of a reductions in work force, lower compensation earned under incentive contracts, termination of the Company's defined benefit pension plan, refunds received on group medical insurance, utilization of forfeitures in the 401K plan and the one time incentive payment in 1995 relating to the sale of Kaye Administrators.

     Other operating expenses (including depreciation) decreased by $330,000 (2%) to $13,621,000 in 1996 compared with $13,951,000 in 1995. The decrease was primarily due to lower professional fees as a result of the settlement of a former employee lawsuit partially offset by additional depreciation costs related to the capital leasing of new computers, and outside rating service fees related to the Residential Real Estate Program, general insurance and employment agency fees.

Property and Casualty Insurance Operations

     Income before income taxes decreased in 1996 by $1,631,000 to $7,051,000 from $8,682,000 in 1995. This decrease was the result of reduced investment income and the increase in the combined ratio in 1996 to 79% from 70% in 1995 partially offset by an increase in net premiums earned, as discussed below.

     Net premiums earned for 1996 increased by $2,482,000 (15%) to $19,327,000 from $16,845,000 in 1995. This increase was primarily attributable to growth in the Residential Real Estate Program partially offset by lost business due to increased competition in the Restaurant Program.

     Net investment income decreased by $358,000 (13%) to $2,461,000 in 1996 from $2,819,000 in 1995 as a result of additional bond amortization for those bonds which had early call features.

     Losses and loss expenses increased in 1996 by $2,186,000 to $7,036,000 from $4,850,000 in 1995. The loss ratio for 1996 was 36% compared to 29% in 1995. The increase in loss ratio is due to the change in the mix of business during 1996 from property and umbrella coverages to other general liability coverage, including exposure to lead paint, which experiences a higher loss ratio.

     Acquisition costs and general and administrative expenses increased in 1996 by $1,290,000 to $8,218,000 from $6,928,000 in 1995. The expense ratio for 1996 and 1995 were 43% and 41%, respectively. The increase in expense ratio was mainly due to professional fees.

Corporate

     Net expenses before income taxes decreased in 1996 by $1,022,000 to $645,000 from $1,667,000 in 1995. The decrease in expenses was the result of nonrecurring reorganization costs incurred in 1995.

Effective Tax Rate  (See Note 8)

     The pro forma presentation for 1995 includes the effect of a tax benefit from the Retail Brokerage Business which was not combined into the Company until October 2, 1995, resulting in an effective tax rate of 32% for 1995. The effective tax rate for 1997 and 1996 was 30% and 29%, respectively. The difference between the statutory tax rate and the effective tax rate in 1997 and 1996 was primarily related to tax exempt interest. The rate increase for 1997 was primarily due to additional state and local taxes while the decrease in 1996 was primarily due to a one time charge for reorganization costs in 1995 of $863,000 most of which are not deductible for income tax purposes.

Financial Condition and Liquidity

     Management believes the Company's operating cash flow, cash equivalents and short term investments will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs in the next twelve months and the foreseeable future. The Company has no material capital commitments.

     Total assets decreased by $15,077,000 (10%) to $141,025,000 at December 31, 1997 from $156,102,000 at December 31, 1996. Total liabilities decreased by $19,923,000 (16%) to $105,857,000 at December 31, 1997 from $125,780,000 at
December 31, 1996. Premiums and other receivables and premiums payable declined in the brokerage segment due to the timing of certain premium billings.

     The Company in August 1997 paid in full the note payable to KILP of $6,000,000 from net cash provided by operating activities.

     Stockholders' equity increased by $10,184,000 (41%) to $35,168,000 at December 31, 1997 from $24,984,000 at December 31, 1996. The increase in equity, which resulted from net income of $4,357,000, the change in unrealized appreciation of investments (net of deferred taxes) of $338,000 and the effect of the merger (discussed below) resulting in the elimination of minority interest of $6,191,000, was partially offset by dividends paid of $702,000.

     On December 30, 1997 the stockholders of the Company approved a restructuring that merged Kaye Holding Corp. ("KHC") into the Company. This eliminated KILP's minority interest in KHC of $6,191,000 at December 31, 1997 and increased stockholders' equity of the Company by the same amount. KILP is the Company largest shareholder. The merger was accounted for as a transfer and exchange between entities under common control. Accordingly, common stock of Kaye Group Inc. issued in exchange for the KHC shares was accounted for by using the closing NASDAQ market price on October 24, 1997 ($7.00) (the effective date of the merger). This increased the number of shares of common stock by 1,454,435 at the par value $.01 per share or $14,544. Paid-in capital was increased by $10,166,000 which was the difference between the market value price per share and the par value per share. Minority interest in KHC was eliminated as a result of the merger and retained earnings of Kaye Group Inc. was reduced to account for the difference between the market value of the shares issued and the book value of the minority interest in KHC.

     The Company's cash and cash equivalents increased by $3,348,000 for the year ended December 31, 1997. Operating activities provided cash of $15,845,000, primarily as a result of net income from operations and a net increase in accrued liabilities. Investing activities used cash of $2,204,000 for the purchase of new computer software and the enhancement of our California operations through the asset acquisition of Western. Financing activities used cash of $10,293,000 to pay dividends, notes payable on computer equipment, the early payment of the note to KILP and payments made under deposit reinsurance contracts, offset by proceeds received to finance the Company's new computer software.

     The Company has calculated risk-based capital and the result is that the statutory net worth of Old Lyme Rhode Island is adequate in light of the current requirements.

     The Company is subject to a substantial degree of regulation, which is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, OLRI is subject to the primary regulatory oversight of the Rhode Island Department of Business Regulation through its Insurance Division. On March 28, 1996, the Division advised the Company that it is reviewing the treatment of certain reinsurance arrangements between OLRI and OLB in OLRI's 1995 Statutory Annual Statement filed with the Division. The Company believes that it treated this arrangement appropriately in its annual statement and it does not believe that there will be any material modifications to OLRI's surplus at December 31, 1995.

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

     The Company has minimized its investment risk by investing in high quality tax exempt municipal bonds, U.S. Government and government agency securities and corporate bonds rated A or better by an accredited rating agency and by maintaining an average duration of approximately four years, taking into account the effects of certain early call features. The Company currently intends to continue these investment strategies.

     The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating as of December 31, 1997 (in thousands):

                                        Market Value as          Percentage of
                      Amortized           Reflected on          Total at Market
     Rating (a)         Cost             Balance Sheet              Value
     ----------         ----             -------------              -----

        AAA(b)         $26,959              $27,297                 66.1%
         AA              5,480                5,587                 13.5%
         AA-             2,058                2,091                  5.1%
          A+             2,369                2,376                  5.7%
          A              3,905                3,962                  9.6%
                       -------              -------                -----
                       $40,771              $41,313                100.0%
                       =======              =======                =====

(a)  Ratings are  assigned  primarily by Standard & Poors  Corporation  with the
     remaining  ratings  assigned  by  Moody's  Investors  Services,   Inc.  and
     converted to the equivalent Standard & Poors ratings.

(b)  Includes U.S. Government Obligations.

     The amortized cost and estimated market value of fixed maturities at December 31, 1997, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                    Investments Available
                                                           for Sale
                                               ---------------------------------
                                               Amortized          Aggregate Fair
                                                  Cost                Value
                                               ---------          --------------
Due in one year or less                          $3,602               $3,585
Due after one year through five years            15,341               15,594
Due after five years through ten years           19,255               19,520
Due after ten years                               2,573                2,614
                                                -------              -------

Total                                           $40,771              $41,313
                                                =======              =======

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. At December 31, 1997 and 1996, the Company had cash and short term investments of $34,737,000 and $29,295,000, respectively of which $22,322,000 and $23,879,000 represents premiums collected and held in a fiduciary capacity which are generally not available for operating needs of the Company. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     Investment results of the Company for each of the three years in the period ended December 31, 1997 are shown in the following table (in thousands):

                                                       At or for the
                                                  years ended December 31,
                                              --------------------------------
                                                1997        1996        1995
                                              --------    --------    --------

Average cash and cash equivalents
         and invested assets (1)              $ 76,534    $ 68,692    $ 64,261

Investment income                             $  4,312    $  3,576    $  3,912

Average yield on total investments                 5.6%        5.2%        6.1%

Net realized investment gains (losses)        $     21    $     72    $    (47)

(1) Based upon the average of the beginning and end of the period amortized cost for fixed maturities and cost for equity securities.

     The Company has a $7,031,250 revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. The proceeds are available for general operating needs and acquisitions. As of December 31, 1997, there was no unused portion of the revolving line of credit.

     Under the terms of the revolving line of credit, principal payments commenced during 1997 with $68,750 paid during the year and $468,750 due per quarter, through June 30, 2001.

     The Company's insurance subsidiaries require capital to support premium writing. The guidelines set forth by the NAIC suggest that a property and casualty insurer's ratio of annual statutory net premiums written to policyholders' surplus should not exceed 3 to 1. At December 31, 1997, the Insurance Companies, with a combined statutory surplus of $25,566,000, had a ratio of combined annual statutory net premiums written to their combined statutory surplus of approximately .87 to 1.

Dividends

     On December 19, 1997, the Board of Directors declared a quarterly dividend of $.025 per share, payable January 20, 1998 to stockholders of record on December 31, 1997. The Company is largely dependent upon dividends from its subsidiary to pay dividends to the stockholders. The Company's insurance subsidiaries are subject to regulations that restrict their ability to pay dividends.

     Under Rhode Island Insurance law, OLRI may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, OLRI is restricted (on the basis of the lesser of 10% of OLRI's statutory surplus at the end of the preceding twelve-month period or 100% of OLRI's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. Without special permission, at December 31, 1997, $2,366,000 was available for distribution.

     OLB is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1997. At December 31, 1997, $904,000 was available for distribution from OLB and its subsidiary, Park Brokerage Ltd.

     The continued payment and the amount of any cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

Other

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the statement of income over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the statement of income based on the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees".

     In 1996, the Company adopted the disclosure provision of stock-based compensation in accordance with SFAS No. 123. The adoption of this statement does not have an impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. The statement establishes a new standard for computing and presenting earnings per share data. The statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. This statement supersedes APB Opinion No. 15, Earnings Per Share, and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of all potentially dilutive securities. All prior period earnings per share presented were restated.

     Also in February 1997, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments ("FRR No. 48").

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of December 31, 1997, the Company has no derivative financial instruments.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments which investors can use to better understand and evaluate market risk exposures of registrants. These disclosures will be effective in 1998.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include currency translation adjustments and unrealized appreciation of investments, which are currently reported as separate components of equity in the balance sheet. The statement is effective in 1998 and will change the presentation of information in the financial statements but will not have any effect on the financial position or results from operations of the Company.

     Also in June 1997, the FASB issues SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including, information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998 and is not expected to change the Company's current segmentation of its business. The financial position and operating results of the Company will not be affected by this statement.

Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many computer programs have date-sensitive computer software that may not recognize the date with the year 2000. This could result in system failures or miscalculations causing disruptions of operations.

     The Company has determined that it will be required to modify or replace significant portions of software it uses so that the affected software will properly recognize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue may have a material impact on the operations of the Company. The Company has assessed the problem, has an action plan in place with resources dedicated to resolution and the work is in progress.

     The Company will utilize both internal and external resources, reprogram, or replace, and test the software for year 2000 modifications. The Company has purchased and will be implementing new operational and accounting software which is year 2000 compliant. Certain other software that was developed internally is being reprogrammed. Other software purchased such as word-processing and spreadsheet programs are guaranteed to be year 2000 compliant by the manufacturers. We will test this software accordingly.

     While the cost for the new operational and accounting software is material, only a small portion of such cost is related to year 2000 programming. Other costs to the Company related to year 2000 compliance will not be material. Management has concluded that year 2000 procedures will be completed in a timely fashion. It is not anticipated that the year 2000 issue will have a material affect on future financial results.

     The Company will initiate formal communications with all of its significant insurance markets to determine the extent to which the Company is vulnerable to those third parties' year 2000 concerns. It should be noted, however, that there can be no guarantee that the systems of other companies will be timely converted, or that their conversion will be comparable with information included in the Company's systems, without having a material adverse effect on the Company.

Safe Harbor Disclosure

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This SEC Form 10-K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe", "expect", "anticipate", "project", "plan", and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data

     See page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

Item 11. Executive Compensation

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial statements and schedules.

     1.   Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheets at December 31, 1997 and 1996

          Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules:

          Schedule II -- Condensed Financial Information of Registrant:

               Balance Sheets at December 31, 1997 and 1996

               Statements of Income for the years ended December 31, 1997, 1996, and 1995

               Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

               Notes to Condensed Financial Statements

          Schedule IV -- Reinsurance for the years ended December 31, 1997, 1996, and 1995

          Schedule VI -- Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 1997, 1996, and 1995

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

3(i) Certificate of Incorporation of Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) (a copy of which was filed with the Commission on June 17, 1993 as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-64664), and which is incorporated herein by this reference).

3(ii) By-laws of Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) (a copy of which was filed with the Commission on June 17, 1993 as Exhibit 3.2 to the Company's Registration Statement on
            Form S-1 (Registration No. 33-64664), and which is incorporated herein by this reference).

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

10.1(i) Kaye Group Inc. Supplemental Stock Option Plan (a copy of which was filed with the Commissioner on March 31, 1997) (Registration No.33-64664), as Exhibit 10.1(i) to the Company's Form 10-K, and which is incorporated herein by this reference).

10.2 Registration Agreement among Kaye Group Inc. (formerly known as Old Lyme Holding Corporation), Kaye International, L.P. and Old Lyme Holdings of Rhode Island, Inc. (a copy of which was filed with the Commission on August 17, 1993 as Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33- 64664), and which is incorporated herein by this reference).

10.11 Credit Agreement among Fleet National Bank ( formerly known as Shawmut Bank Connecticut, N.A.) and Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) dated June 30, 1994 (a copy of which was filed with the Commission on March 31, 1995 (Registration No.33- 64664), as Exhibit 10.16 to the Company's Form 10-Q, and which is incorporated herein by this reference).

10.12 First Amendment to the Credit Agreement, dated March 15, 1995 (a copy of which was filed with the Commission on March 31, 1995 as
            Exhibit 10.17 to the Company's Form 10-Q, and which is incorporated herein by this reference).

10.13 Second Amendment to the Credit Agreement, dated May 19, 1995 (a copy of which was filed with the Commission on June 30, 1995 as Exhibit
            10.19 to the Company's Form 10-Q, and which is incorporated herein by this reference).

10.14 Loan Agreement between Kaye International L.P. and Kaye Group Inc. (formerly known as Old Lyme Holding Corporation, dated May 24, 1995 (a copy of which was filed with the Commission on June 30, 1995, as Exhibit 10.18 to the Company's Form 10-Q, and which is incorporated herein by this reference).

10.15 Credit Agreement between Kaye Holding Corp. and Fleet National Bank (formerly known as Shawmut Bank Connecticut, N.A., dated October 2, 1995 (a copy of which was filed with the Commission on March 31, 1995, (Registration No.33-64664), as Exhibit 10.15 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.15(i) First Amendment to Credit Agreement between Kaye Holding Corp. and Fleet National Bank (formerly known as Shawmut Bank Connecticut, N.A., dated March 31, 1996 (a copy of which was filed with the Commission on May 13, 1996, (Registration No.33-64664), as Exhibit
            10.22 to the Company's Form 10-Q, and which is incorporated herein by this reference).

10.15(ii)   Second Amendment to Credit Agreement  between Kaye Holding Corp. and
            Fleet  National Bank  (formerly  known as Shawmut Bank  Connecticut,
            N.A.) (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33-64664), as Exhibit 10.15(ii) to the
            Company's Form 10-K, and which is incorporated herein by this reference).

10.15(iii)  Third amendment to Credit  Agreement  between Kaye Holding Corp. and
            Fleet National Bank, dated September 30, 1997.

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

*10.17 Executive Employment Agreement between Kaye Group Inc. and Bruce D. Guthart, dated as of January 2, 1997 (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33-64664), as
            Exhibit 10.17 to the Company's Form 10-K, and which is incorporated herein by this reference).

*10.18 Employment Agreement between Kaye Group Inc. and Michael P. Sabanos, dated as of May 15, 1996 (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33-64664), as Exhibit
            10.18 to the Company's Form 10-K, and which is incorporated herein by this reference).

*10.20 Executive Employment Agreement between Kaye Insurance Associates, Inc. and Richard Bass, dated as of October 31, 1991 (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33- 64664), as Exhibit 10.20 to the Company's Form 10-K, and which is incorporated herein by this reference).

*10.20(i)   Amendment to Executive  Employment  Agreement between Kaye Insurance
            Associates, Inc. and Richard Bass, dated as of December 11, 1995 (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33-64664), as Exhibit 10.20 (i) to the Company's
            Form 10-K, and which is incorporated herein by this reference).

*10.21 Kaye Group Inc. Stock Performance Plan dated as of October 2, 1997. (a copy of which was filed with the Commission on December 8, 1997, as Annex B to Schedule 14(a), Information to the Company's Proxy Statement, pursuant to Section 14(a), and which is incorporated herein by this reference).

11          Statement regarding computation of earnings per share.

23          Consent of Independent Accountants

27          Financial Data Schedule

Location of Documents Pertaining to
Executive Compensation Plans and Arrangements

Name of Document                                           Item in Exhibit Index
*Executive Compensation and Arrangement                              *

* Documents noted by "*" in exhibits

(b)  Reports on Form 8-K


Exhibit

99.2 Kaye Group Inc. (the "Company") announced on October 28, 1997 the merger of Kaye Holding Corp. into Kaye Group Inc. A press release announcing the merger was issued by the Company on October 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KAYE GROUP INC.

                                                 By: /s/ Bruce D. Guthart
                                                 -------------------------------
                                                 Bruce D. Guthart, Chairman


Dated: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                                 Date
---------                        -----                                 ----

/s/ Bruce D. Guthart       Director, Chairman, President
-----------------------    Chief Executive Officer
Bruce D. Guthart           (Principal Executive Officer)          March 27, 1998



/s/ Howard Kaye            Director                               March 27, 1998
-----------------------
Howard Kaye


/s/ Michael P. Sabanos     Director, Senior Vice President,
-----------------------    Chief Financial Officer (Principal
Michael P. Sabanos         Financial Officer and Accounting
                           Officer)                               March 27, 1998



/s/ Robert Barbanell       Director                               March 27, 1998
-----------------------
Robert Barbanell


/s/ Richard Butler         Director                               March 27, 1998
-----------------------
Richard Butler


/s/ David Ezekiel          Director                               March 27, 1998
-----------------------
David Ezekiel


/s/ Elliot Cooperstone     Director                               March 27, 1998
-----------------------
Elliot Cooperstone


/s/ Ned Sherwood           Director                               March 27, 1998
-----------------------
Ned Sherwood

Item 8. Financial Statements and Supplementary Data

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

Index to Notes to Consolidated Financial Statement                          F-2

Report of Independent Accountants                                           F-3

Consolidated Balance Sheets at December 31, 1997
   and 1996                                                                 F-4

Consolidated Statements of Income for the years
   ended December 31, 1997, 1996 and 1995                                   F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1997,  1996
   and 1995                                                                 F-8

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997, 1996
   and 1995                                                                 F-9

Notes to Consolidated Financial Statements                                  F-10

Financial Statement Schedules:

Schedule II - Condensed Financial Information of Registrant:
         Balance Sheets at December 31, 1997 and 1996                       F-38

         Statements of Income for the years ended
         December 31, 1997, 1996 and 1995                                   F-39

         Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                                   F-40

         Notes to Condensed Financial Statements                            F-41

Schedule IV - Reinsurance for the years ended
   December 31, 1997, 1996 and 1995                                         F-42

Schedule VI - Supplemental Information Concerning
   Property-Casualty Insurance Operations for the
   years ended December 31, 1997, 1996 and 1995                             F-43

The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule
VI. The information required for Schedule V is not applicable.

INDEX TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Footnote   Description                                                     Page
--------   -----------                                                     ----

   1       Business                                                        F-10
   2       Organization and Basis of Presentation                          F-12
   3       Significant Accounting Policies                                 F-13
   4       Changes in Accounting Policies                                  F-18
   5       Funds Held in Fiduciary Capacity                                F-18
   6       Investments                                                     F-19
   7       Notes Payable                                                   F-22
   8       Income Taxes                                                    F-23
   9       Lease Commitments and Rentals                                   F-25
   10      Pension and Retirement Plans                                    F-26
   11      Management Services Agreement                                   F-26
   12      Contingent Liabilities                                          F-27
   13      Reinsurance                                                     F-27
   14      Losses and Loss Expenses                                        F-29
   15      Statutory Financial Information and Dividend Restrictions       F-29
   16      Related Party Transactions                                      F-31
   17      Acquisitions                                                    F-31
   18      Preferred Stock                                                 F-31
   19      Common Stock Warrants and Dividends Declared                    F-32
   20      Stock Performance and Stock Option Plans                        F-32
   21      Quarterly Financial Information (Unaudited)                     F-34
   22      Premiums                                                        F-35
   23      Business Segments                                               F-35
   24      Supplemental Cash Flow Disclosures                              F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kaye Group Inc.:

We have audited the accompanying consolidated financial statements and the financial statement schedules of KAYE GROUP INC. listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KAYE GROUP INC. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
New York, New York
February  25, 1998

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                   (in thousands, except par value per share)

                                                                                                           1997               1996
                                                                                                         ========           ========
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
     Cash and cash equivalents
     (including short term investments, and funds held in a fiduciary
     capacity of $22,322 and $23,879)                                                                     $24,833            $24,789
     Premiums and other receivables                                                                        32,790             56,255
     Prepaid expenses and other assets                                                                      1,385              1,587
                                                                                                         --------           --------
     Total  current assets                                                                                 59,008             82,631

Fixed assets (net of accumulated depreciation of $4,553 and $7,646)                                         3,145              2,349
Expiration lists (net of accumulated amortization of $1,969 and $1,600)                                     4,702              2,092
Deferred income taxes                                                                                         966              1,354
Other assets                                                                                                  181                237
                                                                                                         --------           --------
     Total assets - insurance brokerage companies                                                          68,002             88,663
                                                                                                         --------           --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1997, $40,771;
          1996, $39,216)                                                                                   41,313             39,145
     Equity securities, at market value (cost:1997, $1,629; 1996, $2,246)                                   1,767              2,316
     Short term investments, at cost, which approximates market value                                       3,430              1,336
                                                                                                         --------           --------
     Total investments                                                                                     46,510             42,797

Cash and cash equivalents                                                                                   6,409              2,714
Accrued interest and dividends                                                                                882                969
Premiums receivable                                                                                         2,344              4,079
Premiums receivable - insurance brokerage companies                                                         3,185              2,904
Prepaid reinsurance premiums                                                                                  262                283
Reinsurance recoverable on unpaid losses and loss expenses                                                  2,811                882
Funds held under deposit contracts, at market value (amortized cost:
         1997, $173; 1996, $3,842)                                                                            173              3,847
Deferred acquisition costs                                                                                  3,939              4,073
Deferred income taxes                                                                                         379                639
Other assets                                                                                                1,810              2,266
Intercompany receivable                                                                                                          556
                                                                                                         --------           --------
     Total assets - property and casualty companies                                                        68,704             66,009
                                                                                                         --------           --------

CORPORATE
Cash and cash equivalents                                                                                      65                456
Prepaid expenses and other assets                                                                             107                443
Investments available-for-sale:
     Equity securities, at market value (cost:1997, and 1996, $557)                                           442                513
     Fixed maturities, at market value (amortized cost :1996, $9)                                                                  9
Deferred income taxes                                                                                          41                  9
Intercompany receivable                                                                                     3,664
                                                                                                         --------           --------
     Total assets - corporate                                                                               4,319              1,430
                                                                                                         --------           --------

     Total assets                                                                                        $141,025           $156,102
                                                                                                         ========           ========


     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                   (in thousands, except par value per share)

                                                                                                           1997             1996
                                                                                                        =========         =========
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                                     $40,872           $63,081
     Premiums payable - property and casualty companies                                                     3,185             2,904
     Accounts payable and accrued liabilities                                                               7,983             6,074
     Notes payable                                                                                            434               595
     Deferred income taxes                                                                                  1,063             1,122
     Intercompany payable                                                                                   3,342               344
                                                                                                        ---------         ---------
     Total current liabilities                                                                             56,879            74,120
Notes payable                                                                                                 654               537
Note payable - KILP                                                                                                           6,000
Other liabilities                                                                                           1,466
                                                                                                        ---------         ---------
     Total liabilities-insurance brokerage companies                                                       58,999            80,657
                                                                                                        ---------         ---------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                                       19,126            15,227
     Unearned premium reserves                                                                             12,578            13,176
     Deposit contracts                                                                                        122             3,448
     Accounts payable and accrued liabilities                                                               6,661             4,991
     Reinsurance payable                                                                                      228               170
     Intercompany payable                                                                                     322
                                                                                                        ---------         ---------
     Total liabilities - property and casualty companies                                                   39,037            37,012
                                                                                                        ---------         ---------

CORPORATE
Current liabilities:
     Accounts payable and accrued liabilities                                                                 774               704
     Intercompany payable                                                                                                       212
     Note payable                                                                                           1,875               850
     Income taxes payable                                                                                      16                95
                                                                                                        ---------         ---------
     Total current liabilities                                                                              2,665             1,861
Note payable-long-term                                                                                      5,156             6,250
                                                                                                        ---------         ---------
     Total liabilities-corporate                                                                            7,821             8,111
                                                                                                        ---------         ---------

     Total liabilities                                                                                    105,857           125,780
                                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN EQUITY OF
     KAYE HOLDING CORP                                                                                                        5,338
                                                                                                        ---------         ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          1997, 8,474; 1996, 7,020 shares issued and outstanding                                               85                70
     Paid - in capital                                                                                     17,942             7,776
     Appreciation (depreciation) of investments available-for-sale, net of
          deferred income tax  liability (benefit) ( 1997, $192; 1996, ($16))                                 373               (31)
     Retained earnings                                                                                     16,768            17,169
                                                                                                        ---------         ---------

     Total stockholders' equity                                                                            35,168            24,984
                                                                                                        ---------         ---------

     Total liabilities and stockholders' equity                                                          $141,025          $156,102
                                                                                                        =========         =========


     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996 and 1995
                    (in thousands, except per share amounts)

                                                                                           1997             1996             1995
                                                                                         ========         ========         ========
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                                           $27,294          $27,201          $31,142
     Commissions and fees - net  - Property and Casualty Companies                          3,830            3,368            2,800
     Interest and dividends                                                                 1,565            1,026            1,028
                                                                                         --------         --------         --------

     Total revenues                                                                        32,689           31,595           34,970
                                                                                         --------         --------         --------


Expenses:
     Salaries and benefits                                                                 18,868           18,569           21,125
     Other operating expenses                                                              12,654           13,621           13,951
                                                                                         --------         --------         --------

     Total  operating expenses                                                             31,522           32,190           35,076
                                                                                         --------         --------         --------

     Interest expense                                                                         400              600              600
                                                                                         --------         --------         --------

     Income (loss) before income taxes-insurance brokerage companies                          767           (1,195)            (706)
                                                                                         --------         --------         --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                                  22,270           20,689           15,160
     Change in unearned premiums                                                              577           (1,362)           1,685
                                                                                         --------         --------         --------

     Net premiums earned                                                                   22,847           19,327           16,845
     Net investment income                                                                  2,692            2,461            2,819
     Net realized gains on investments                                                         21               72                1
     Other income                                                                             245              445              795
                                                                                         --------         --------         --------

     Total revenues                                                                        25,805           22,305           20,460
                                                                                         --------         --------         --------

Expenses:

     Losses and loss expenses                                                               8,716            7,036            4,850
     Acquisition costs  and general
        and administrative expenses                                                         9,370            8,218            6,928
                                                                                         --------         --------         --------

     Total expenses                                                                        18,086           15,254           11,778
                                                                                         --------         --------         --------

     Income before income taxes-property and casualty companies                             7,719            7,051            8,682
                                                                                         --------         --------         --------

CORPORATE
Revenues:

     Net investment income                                                                     55               89               17
                                                                                         --------         --------         --------

Expenses:
     Other operating expenses                                                                 438              220              133
     Cost of combining operations                                                                                               863
                                                                                         --------         --------         --------

     Total operating expenses                                                                 438              220              996
                                                                                         --------         --------         --------

     Interest expense                                                                         548              514              688
                                                                                         --------         --------         --------

     Net expenses before income taxes-corporate                                              (931)            (645)          (1,667)
                                                                                         --------         --------         --------


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996 and 1995
                    (in thousands, except per share amounts)

                                                                                             1997             1996            1995
                                                                                           =======          =======         =======
Income before minority interest and income taxes                                            $7,555           $5,211          $6,309
                                                                                           -------          -------         -------

Provision for income taxes:
     Current                                                                                 1,921              364           1,276
     Deferred                                                                                  346            1,120           1,689
     Tax effect of change in tax status                                                                                      (2,944)
                                                                                           -------          -------         -------

     Total income taxes                                                                      2,267            1,484              21
                                                                                           -------          -------         -------


Income before minority interest                                                              5,288            3,727           6,288

Minority interest                                                                              931              656           1,107
                                                                                           -------          -------         -------

Net income                                                                                  $4,357           $3,071          $5,181
                                                                                           =======          =======         =======

EARNINGS PER SHARE

     Basic                                                                                   $0.62            $0.44           $0.74
                                                                                           =======          =======         =======

     Diluted                                                                                 $0.62            $0.44           $0.74
                                                                                           =======          =======         =======

PRO FORMA NET INCOME

     Income before minority interest and income taxes                                       $7,555           $5,211          $6,309

     Provision for income taxes/charge in lieu of income taxes                               2,267            1,484           1,995
                                                                                           -------          -------         -------


     Income before minority interest                                                         5,288            3,727           4,314

     Minority interest                                                                         931              656             759
                                                                                           -------          -------         -------

     Net income                                                                             $4,357           $3,071          $3,555
                                                                                           =======          =======         =======

PRO FORMA EARNINGS PER SHARE

     Basic                                                                                   $0.62            $0.44           $0.51
                                                                                           =======          =======         =======

     Diluted                                                                                 $0.62            $0.44           $0.51
                                                                                           =======          =======         =======

Weighted average of shares outstanding - basic                                               7,024            7,020           7,020
                                                                                           =======          =======         =======

Weighted average shares outstanding and
share equivalents outstanding - diluted                                                      7,083            7,021           7,023
                                                                                           =======          =======         =======


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                                 (IN THOUSANDS)

                                                                                         1997              1996              1995
                                                                                       ========          ========          ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $4,357            $3,071            $5,181
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Deferred acquisition costs                                                             134              (370)              826
     Amortization of bond premium - net                                                     650               751               430
     Deferred income taxes                                                                  346             1,120            (1,268)
     Net realized (gains) losses on investments                                             (21)              (72)               47
     Depreciation and amortization expense                                                1,667             2,000             1,999
     Minority interest                                                                      931               656             1,107
     Change in assets and liabilities:
         Accrued interest and dividends                                                      87                22              (102)
         Premiums and other receivables                                                  23,011            19,217            11,426
         Prepaid expenses and other assets                                               (1,785)              760            (1,043)
         Unpaid losses and loss expenses                                                  3,899             2,556            (1,447)
         Unearned premium reserves                                                         (598)            1,362            (1,685)
         Premiums payable                                                               (21,870)          (14,865)          (13,639)
         Income taxes payable                                                               (79)            1,356            (2,221)
         Accounts payable and accrued liabilities                                         5,116              (767)              972
                                                                                       --------          --------          --------

         Net cash provided by operating activities                                       15,845            16,797               583
                                                                                       --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available-for-sale :
   Purchase of fixed maturities                                                         (11,907)          (14,291)          (12,506)
   Purchase of equity securities                                                           (500)             (825)              (45)
   Purchase of short term investments                                                    (2,094)                             (2,450)
   Maturities of fixed maturities                                                         4,487             3,318             1,755
   Sales of fixed maturities                                                              5,297             8,707             9,635
   Sales of equity securities                                                             1,100                                 201
   Sales of short term investments                                                                          1,814
Funds held under deposit contracts
   Purchase of fixed maturities                                                            (976)             (469)           (1,650)
   Sales (purchases) of short term investments                                            2,344              (815)            2,199
   Sales of fixed maturities                                                              1,851             2,535             2,922
   Maturities of fixed maturities                                                           452               480               829
Purchase of fixed assets                                                                 (1,481)             (888)             (396)
Purchase of expiration list                                                                (777)
                                                                                       --------          --------          --------

         Net cash provided by (used in) investing activities                             (2,204)             (434)              494
                                                                                       --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                                                         (3,326)           (1,553)           (4,007)
Notes payable-repayment                                                                  (6,757)             (416)           (6,145)
Proceeds from borrowings                                                                    642               553             7,268
Payment of dividends                                                                       (702)             (702)             (702)
Payment of dividends to minority shareholders                                              (150)             (150)
Increase in net advances from KILP                                                                                             (392)
                                                                                       --------          --------          --------

         Net cash used in financing activities                                          (10,293)           (2,268)           (3,978)
                                                                                       --------          --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   3,348            14,095            (2,901)
Cash and cash equivalents at beginning of period                                         27,959            13,864            16,765
                                                                                       --------          --------          --------

Cash and cash equivalents at end of period                                              $31,307           $27,959           $13,864
                                                                                       ========          ========          ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995
                    (in thousands, except per share amounts)

                                            Common Stock
                                       ----------------------                 Unrealized       Minimum                    Total
                                       Outstanding       Par      Paid-In    Appreciation/     Pension    Retained     Stockholders'
                                          Shares        Value     Capital   (Depreciation)    Liability   Earnings        Equity
                                       -----------      -----     -------   --------------    ---------   --------     -------------
Balance, January 1, 1995                  7,020          $70      $38,588      ($1,220)        ($404)     ($20,358)      $16,676

Change in unrealized appreciation,
    net of deferred
    income tax of ($750)                                                         1,456                                     1,456
Net income                                                                                                   5,181         5,181
Decrease in net advances from KILP                                   (133)                                                  (133)
Dividends declared (per share-$0.10)                                                                          (702)         (702)
Effect of combining operations                                    (30,679)                                  30,679             0
Minimum pension liability                                                                        404                         404
                                          -----          ---      -------      -------         -----      --------       -------

Balance, December 31, 1995                7,020           70        7,776          236             0        14,800        22,882

Change in unrealized depreciation,
    net of deferred
    income tax benefit of $138                                                    (267)                                     (267)
Net income                                                                                                   3,071         3,071
Dividends declared (per share-$0.10)                                                                          (702)         (702)
                                          -----          ---      -------      -------         -----      --------       -------

Balance, December 31, 1996                7,020           70        7,776          (31)            0        17,169        24,984

Change in unrealized appreciation,
    net of deferred
    income tax of ($174)                                                           338                                       338
Net income                                                                                                   4,357         4,357
Dividends declared (per share-$0.10)                                                                          (702)         (702)
Shares issued to purchase minority
    interest, net of
   deferred income tax of $34             1,454           15       10,166           66                      (4,056)        6,191
                                          -----          ---      -------      -------         -----      --------       -------

Balance, December 31, 1997                8,474          $85      $17,942         $373            $0       $16,768       $35,168
                                          =====          ===      =======      =======         =====      ========       =======


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1997, 1996, and 1995

1) Business

Kaye Group Inc. (the "Company") a Delaware corporation, formerly Old Lyme Holding Corporation ("Holding"), is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments
- the Insurance Brokerage Companies Operations ("Brokerage Operations"), comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations.

In addition, Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies Operations. Such activities include debt servicing and public company expenses, including investor relations costs.

Insurance Brokerage Companies Operations

The Retail Brokerage Business operates an insurance brokerage business through four subsidiaries of the Company, the "Retail Brokerage Companies". It offers commercial clients a full range of insurance brokerage services including procurement of property/casualty insurance, risk management consulting, bonding, insurance coverage loss prevention engineering, and group employee benefit consulting services. In addition, personal lines and life and health insurance coverage are placed on behalf of individuals.

The Retail Brokerage Business' primary strategy is to service middle market companies and organizations just below the Fortune 500 level for which other national brokers intensely compete. Within this market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, manufacturing, churches, law firms, homes for the aged and fine arts.

During 1997, the Retail Brokerage Business serviced approximately 10,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees in connection with consulting services relating to the marketing of insurance.

Program Brokerage Corporation or "PBC" (the Program Brokerage Business) is a subsidiary of the Company and operates a wholesale insurance brokerage business which offers retail insurance agents and brokers innovative solutions to the twin insurance problems of price and availability of coverage. It accomplishes this by organizing pools of similar risks into specially designed Affinity Group Insurance Programs (the "Programs").

Approximately two thirds of PBC's premium volume is generated by approximately 400 unrelated retail insurance agents and brokers serving approximately 4,300 insureds during 1997. The remaining one third is derived from the Retail Brokerage Business. Approximately half of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

Property and Casualty Companies Operations

The Company conducts its property and casualty underwriting business through two insurance company subsidiaries (the "Insurance Companies"), OLRI and OLB. OLRI is a property and casualty insurance company licensed in Rhode Island and eligible as a surplus lines insurer in New York and New Jersey. OLB is a property and casualty insurance company organized and licensed under the laws of Bermuda. In states where the Insurance Companies are not admitted insurers or surplus lines insurers, the Insurance Companies underwrite risks through various reinsurance agreements.

The Insurance Companies underwrite property risks (loss or physical damage to property) and OLRI underwrites casualty risks (legal liability for personal injury or damaged property of others) for insureds in the United States. Insurance is sold principally through the Programs marketed by PBC which insure various types of businesses and properties that have similar risk characteristics, such as apartments, condominiums, cooperatives, restaurants, building maintenance companies, churches, funeral homes and pharmacies, among others.

The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Its exposure to individual insureds on individual losses is thereby generally limited to between $1,000 and $25,000 per claim (inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, the Insurance Companies have issued policies on a selected basis with limits up to $1,000,000, retaining the first $50,000 of exposure and reinsuring the remaining limits with an unaffiliated reinsurer.

Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. CAC also provide claims administration service to the unaffiliated Program insurers for a fee.

2) Organization and Basis of Presentation

In 1994 the Retail Brokerage Business completed the integration of its 1992 acquisition of Amalgamated Programs Corporation and related entities ("Amalgamated") and continued to downsize to adjust to the continuing "soft market" in property and casualty premium rates. At the time, the officers of the general partners of Kaye International L.P. ("KILP") (which included members of Holding's Board of Directors) concluded that the combination of Holding and the Retail Brokerage Business would be advantageous for both OLRI and KILP. This conclusion was based on three factors: (a) improved operating results derived from the Amalgamated integration and "soft market" downsizing, (b) the improved outlook for the Retail Brokerage Business and (c) the fact that the Retail Brokerage Business accounted for approximately half of the PBC's premium volume.

The combination was effective October 2, 1995 and was accounted for as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage Business were combined with those of Holding at their historical cost in a manner similar to a "pooling of interests". The combination was accomplished as follows:

     1. Holding transferred to Kaye Holding Corp. ("KHC") all of the outstanding stock of the Insurance Companies and its two other subsidiaries, PBC and CAC and its other assets in exchange for (i) 82,400 shares of KHC common stock, representing 82.4% of the total outstanding KHC common stock, and (ii) the assumption by KHC of certain of Holding's liabilities.

     2. KILP transferred all of its interest in the limited partnerships conducting the Retail Brokerage Business (the "Retail Partnerships") and certain related assets to KHC in exchange for (i) 17,200 shares of KHC common stock, representing 17.2% of the total outstanding KHC common stock, and (ii) the assumption by KHC of certain KILP liabilities.

     3. Certain individuals transferred to KHC all of their interests in the corporate general partners of the Retail Partnerships (the "Retail Brokerage Companies") in exchange for 400 shares of KHC common stock, representing 0.4% of the total outstanding KHC common stock.

     4. KHC contributed its interests in the Retail Partnerships to the Retail Brokerage Companies thereby causing the dissolution of the Retail Partnerships. As a result, the

Retail Brokerage Companies, as a group, own all of the assets and are subject to all of the liabilities, of the Retail Brokerage Business.

On December 30, 1997, the stockholders of the Company approved a restructuring that merged KHC into the Company. This eliminated KILP's minority interest in KHC of $6,191,000 at December 31, 1997 and increased stockholders' equity of the Company by the same amount. KILP is the Company's largest shareholder. The merger was accounted for as a transfer and exchange between entities under common control. Accordingly, common stock of Kaye Group Inc. issued in exchange for the KHC shares was accounted for by using the closing NASDAQ market price on (the effective date of the merger) October 24, 1997 ($7.00). This increased the number of shares of common stock by 1,454,435 at the par value $.01, per share, or $14,544. Paid-in capital was increased by $10,166,000 which was the difference between the market value price per share and the par value per share. Minority interest in KHC was eliminated as a result of the merger and retained earnings of Kaye Group Inc. was reduced to account for the difference between the market value of the shares issued, and the book value of the minority interest in KHC.

3) Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company for all periods presented and restated effective in 1995 to give effect to the combination as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage Business have been combined with Holding at the historical costs in a manner similar to a pooling of interests. The historical Consolidated Financial Statements reflect the combination as if the pooling of interests was consummated at the beginning of the earliest year presented and give retroactive effect to the restructuring for all periods prior to the IPO. All significant intercompany balances and transactions within segments have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Effective upon the closing of the October 2, 1995 combination (see Note 2), the entities comprising the Retail Brokerage Business ceased being either limited partnerships or S corporations and became taxable corporations (see Note 8 ). Accordingly, the accumulated deficit of the Retail Brokerage Business at October 1, 1995 of $30,679,000 was reclassed to paid-in capital, and a deferred tax benefit of $2,944,000 was recorded as the tax effect of the change in tax status in the accompanying 1995 Consolidated Statement of Income (see Note 8).

The accompanying consolidated financial statements have been prepared on a segmented basis. See Note 1 for segments and their respective operations.

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

(b) Commission Income

Commission income together with the related accounts receivable from clients and premiums payable to insurance carriers, is recorded principally as of the billing date. Commission income related to installment billing arrangements is recorded at the date of the initial billing. Contingent commissions, commissions on premiums billed directly by insurance carriers and commission adjustments (including cancellations) are recorded when collected or known.

(c) Fixed Assets

Furniture, equipment, computer hardware and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method. Fixed assets are depreciated over periods ranging from three to seven years, and leasehold improvements are amortized over the remaining terms of the leases which expire commencing 1997 through 2001.

(d) Intangible Assets

Acquired expiration lists are carried at cost, less accumulated amortization which is computed using the straight-line method over a period of not more than fifteen years. Corporate organizational costs are carried at cost, less accumulated amortization and are amortized using the straight-line method over a period of five years. Such costs were fully amortized at December 31, 1996.

(e) Investments

Fixed maturity securities, funds held under deposit contracts and equity securities, which include common and preferred stocks, are stated at market value. The difference between the cost and market value of fixed maturity and equity securities is reflected as unrealized appreciation or depreciation, net of applicable deferred income taxes, as a separate component of stockholders' equity. Realized gains or losses from the sale of investments are determined on the basis of specific identification and are reflected as a component of revenues. Investment income is recognized when earned.

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

(g) Deferred Acquisition Costs

Deferred acquisition costs represent costs to acquire or renew insurance policies or contracts and are deferred and amortized over the applicable premium recognition period, generally one year. These deferred costs have been limited to the amount expected to be recovered from future earned premiums. Acquisition costs of $7,269,000, $6,086,000, and $5,193,000 were amortized to expense in 1997, 1996 and 1995, respectively.

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

The Company has received claims related to lead paint exposures it insures under various residential real estate programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; questions regarding the interpretation and application of insurance and reinsurance coverage. The Company has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided were established based on Management's estimate of ultimate liabilities. However, due to the nature of the exposures such reserves cannot be, and are not established using standard actuarial techniques.

(i) Reinsurance

Assumed reinsurance premiums written, commission, and unpaid losses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements. Liabilities for unpaid losses, loss expenses and unearned premiums are stated gross of ceded reinsurance recoverables. Deferred acquisition costs are stated net of the amounts of reinsurance ceded, as are premiums written and earned, losses and loss expenses incurred, and amortized acquisition costs. Assumed reinsurance contracts which do not involve the transfer of risk to the Company are recorded as deposit contracts (see Note 13).

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

(l)  Pro forma Net Income

Prior to the Transaction certain entities were partnerships or S Corporations under the Internal Revenue code and therefore not liable for Federal income taxes. Also, OLB, as a Bermuda domiciled company, was not liable for income taxes. The charge in lieu of income taxes information is presented as if the income of these entities were taxed to those entities rather than to partners or stockholders not otherwise included in the Company's consolidated group.

(m) Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share which requires an enterprise to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary earnings per share from the prior standard. For all periods previously reported by the Company, basic earnings per share is the same as primary earnings per share, since the impact of the Company's common stock equivalents for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted earnings per share include the effect of all potentially dilutive securities.

Earnings per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share accounts):

                                                 1997          1996        1995
                                                 ----          ----        ----

Net income (numerator)                          $4,357        $3,071      $5,181
                                                ------        ------      ------

Pro Forma net income (numerator)                $4,357        $3,071      $3,555
                                                ------        ------      ------

Weighted average common shares and effect
of dilutive shares used in the
computation of earnings per share:
     Average shares outstanding-basic
          (denominator)                          7,024         7,020       7,020
     Effect of dilutive shares                      59             1           3
                                                ------        ------      ------
     Average shares outstanding - diluted
          (denominator)                          7,083         7,021       7,023
                                                ------        ------      ------
Earnings per common share:
     Basic                                       $0.62         $0.44       $0.74
     Diluted                                     $0.62         $0.44       $0.74
Pro Forma earnings per share
     Basic                                       $0.62         $0.44       $0.51
     Diluted                                     $0.62         $0.44       $0.51

Options and the warrant to purchase 284,000, 419,000, and 300,000 common shares at prices from $7.06 to $11.63, $7.06 to $11.63, and $9.75 to $11.63 per share were outstanding at December 31, 1997, 1996, and 1995, respectively, but were not included in the computation of earnings per diluted share for the respective years, because the options' exercise price was greater than the average market price of the common shares. The options, which expire through December 31, 2007, December 27, 2006, and October 20, 2005, respectively, were still outstanding at the end of 1997.

4) Changes in Accounting Policies

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include currency translation adjustments and unrealized appreciation of investments, which are currently reported as separate components of equity in the balance sheet. The statement is effective in 1998 and will change the presentation of information in the financial statements but will not have any effect on the financial position or results from operations of the Company.

Also in June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including, information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998 and is not expected to change the Company's current segmentation of its business. The financial position and operating results of the company will not be affected by this statement.

5) Funds Held in Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers are approximately $22,322,000 and 23,879,000 at December 31, 1997 and 1996 respectively, some of which are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

6) Investments

Net investment income for the years ended December 31, 1997, 1996 and 1995 is derived from the following sources (in thousands):

                                              1997          1996          1995
                                            -------       -------       -------

Insurance Brokerage Companies
Short term investments                       $1,565        $1,026        $1,028
                                            -------       -------       -------

Property and Casualty Companies
Fixed maturities                              2,083         2,099         2,373
Equity securities                               119           114           115
Short term investments                          382            82           207
Other                                           143           191           185
                                            -------       -------       -------
Total Investment income                       2,727         2,486         2,880
Investment expenses                             (35)          (25)          (61)
                                            -------       -------       -------

                                              2,692         2,461         2,819
                                            -------       -------       -------

Corporate
Short term investments                           55            89            65
                                            -------       -------       -------

Net investment income                        $4,312        $3,576        $3,912
                                            =======       =======       =======

Net realized gains or losses and the increase or decrease in unrealized appreciation (depreciation) on investments for the years ended December 31, 1997, 1996 and 1995 are summarized below (in thousands):

                                                      1997      1996      1995
                                                    -------   -------   -------
Net realized gains (losses):
   Fixed maturities:
         Gross realized gains                           $26       $82      $112
         Gross realized losses                           (5)      (10)     (167)
                                                    -------   -------   -------
                                                         21        72       (55)
                                                    -------   -------   -------

Equity securities - Gross realized gains                                      8
                                                    -------   -------   -------

Net realized gains (losses) on investments              $21       $72      $(47)
                                                    =======   =======   =======

Change in unrealized appreciation
(depreciation):
   Fixed maturities                                    $608     $(543)   $2,656
   Equity securities                                     14        48        26
                                                    -------   -------   -------
   Net change in unrealized appreciation
   (depreciation)                                      $622     $(495)   $2,682
                                                    =======   =======   =======

The composition, cost (amortized cost for fixed maturities) and estimated market values of the Company's investments at December 31, 1997 and 1996 are presented below. Equity security investments with a cost of $36,000 and a fair value of $19,000 are included in other assets of the Insurance Brokerage Companies in the accompanying consolidated balance sheet at December 31, 1996.

                                                                          Gross Unrealized Holding          Aggregate
                                                                         --------------------------           Fair
                                                         Cost             Gains             Losses            Value
                                                       -------           -------            -------          -------
                                                                                (in thousands)
1997
Investments available for sale:
      Fixed Maturities:
         U.S. Government (a)                            $3,641               $10               $(24)          $3,627
         States (b)                                     34,013               591                 (3)          34,601
         Corporate                                       3,117                16                (48)           3,085
                                                       -------           -------            -------          -------

      Total fixed maturities                           $40,771              $617               $(75)         $41,313
                                                       -------           -------            -------          -------

      Equity Securities:
         Common Stock                                     $703               111              $(115)            $699
         Preferred Stock                                 1,483                27                               1,510
                                                       -------           -------            -------          -------

      Total equity securities                           $2,186              $138              $(115)          $2,209
                                                       -------           -------            -------          -------

Funds held under deposit contracts
    - Cash and cash equivalents                           $173                                                  $173
                                                       -------                              -------          -------


1996
Investments available for sale:
      Fixed Maturities:
         U.S. Government (a)                            $6,167               $98               $(80)          $6,185
         States (b)                                     31,231               213               (252)          31,192
         Corporate                                       1,827                34                (84)           1,777
                                                       -------           -------            -------          -------

      Total fixed maturities                           $39,225              $345              $(416)         $39,154
                                                       -------           -------            -------          -------

      Equity Securities:
         Common Stock                                     $145               $56                                $201
         Preferred Stock                                 2,694                14               $(61)           2,647
                                                       -------           -------            -------          -------

      Total equity securities                           $2,839               $70               $(61)          $2,848
                                                       -------           -------            -------          -------

Funds held under deposit contracts:
      Fixed Maturities
         U.S. Government (a)                              $517                $5                                $522
         States (b)                                        507                                                   507
         Corporate                                         300                                                   300
                                                       -------           -------                             -------

      Total fixed maturities                             1,324                 5                               1,329

      Cash and cash equivalents                          2,518                                                 2,518
                                                       -------           -------                             -------

      Total funds held under deposit contracts          $3,842                $5                              $3,847
                                                       =======           =======                             =======

(a)  Includes U.S. Government agencies and authorities

(b)  Includes municipalities and subdivisions

The amortized cost and estimated market value of fixed maturities at December 31, 1997, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                      Investments Available
                                                            for Sale
                                                 -------------------------------
                                                          (in thousands)

                                                 Amortized        Aggregate Fair
                                                   Cost               Value
                                                 ---------        --------------
Due in one year or less                           $3,602              $3,585

Due after one year through five years             15,341              15,594

Due after five years through ten years            19,255              19,520

Due after ten years                                2,573               2,614
                                                 -------             -------

Total                                            $40,771             $41,313
                                                 =======             =======

Fixed maturities, equity securities, and cash carried at market value of $3,511,000, and $3,417,000 in 1997 and 1996, respectively, were on deposit with governmental authorities, as required by law. Fixed maturity investments and cash equivalents carried at market value of $11,733,000 and $6,670,000 in 1997 and 1996, respectively, have been deposited in trust funds or pledged to collateralize the obligations of OLB and OLRI to ceding companies under reinsurance agreements, including intercompany reinsurance agreements, and to policy holders under policies (see Note 13).

The Company's short term investment of cash is maintained principally with five banks and an institutional money market fund. To control this risk, the Company utilizes only high credit quality financial institutions. Additionally, under the insurance laws of the State of Rhode Island, where OLRI is domiciled, insurers and reinsurers are restricted as to the types of investments they may purchase and the concentration of risk they may accept in any one issuer or group of issuers. The Company complies with such laws which insure that the concentration of risk in its investment portfolio is at an acceptable and authorized level.

7) Notes Payable

Notes payable consist of the following in thousands at December 31,:

                                                               1997       1996
                                                              ------     ------
Insurance Brokerage:

Finance company notes, due through 2000, interest at
    prime rate plus 1/2%                                        $179       $578

Finance company notes, due through 2002, interest at 7.75%       546
Capital lease due through 8/30/99, interest at 7.375%            363        554
Subordinated promissory note payable to KILP,
   due the later of 8/30/97 or 30 days after repayment of
   the revolving line of credit                                           6,000
                                                              ------     ------
                                                               1,088      7,132
Less current portion                                             434        595
                                                              ------     ------
Notes payable - long term                                       $654     $6,537
                                                              ======     ======

Corporate:

Revolving line of credit, due through 2001
    interest at 5.9375% plus 2.5%                             $7,031     $7,100
Less current portion                                           1,875        850
                                                              ------     ------
Notes payable - long term                                     $5,156     $6,250
                                                              ======     ======

The Company has a $7,031,250, revolving line of credit (the "Loan") with a bank, collateralized by the stock of the Insurance Companies. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate plus 2.5%. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of December 31, 1997, the Company is in compliance with the covenants of the debt agreement.

The bank's commitment under the Loan has been renegotiated to decrease the quarterly reduction commitment to $468,750 from $625,000 commencing September 30, 1997 and to extend the due date one year to June 30, 2001. In addition, the interest rate increased from 1.5% to 2.5% plus LIBOR. All other terms and conditions remain unchanged. The revised available credit as of the end of each respective year is $4,687,500 in 1998, $2,812,500 in 1999, $937,500 in 2000, and
none in 2001. The Company's required payments for the respective years are $1,875,000 in 1998 through 2000 and $1,406,250 in 2001. Interest expense under the Loan for the years ended December 31, 1997, 1996, and 1995 was approximately $548,000, $514,000, and $688,000, respectively.

On August 29, 1997, the Company paid in full the note payable to KILP of $6,000,000. This note was subject to repayment restrictions stipulated in the Loan agreement. The due date of the note pursuant to the Loan agreement would have been in 2001. The bank consented to the payment on August 25, 1997. Interest expense for the year ended December 31, 1997, 1996, and 1995 was $400,000, $600,000, and $600,000, respectively.

The aggregate maturities of all notes payable by year are as follows (in thousands):

                  1998 ......................................    $2,309
                  1999 ......................................     2,222
                  2000 ......................................     2,021
                  2001 ......................................     1,535
                  Thereafter  ...............................        32

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the notes payable at December 31, 1997 and 1996 approximates their carrying value.

Interest expense in the accompanying consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 was $948,000, $1,114,000, and
$1,288,000, respectively.

8) Income Taxes

The Company's effective income tax rate for the years ended December 31, 1997, 1996 and 1995 differs from the statutory rate on ordinary income before income taxes as follows (in thousands):

                                                                   1997                       1996                     1995
                                                           --------------------       --------------------      --------------------
                                                                          % of                       % of                     % of
                                                                         Pretax                     Pretax                    Pretax
                                                           Amount        Income       Amount        Income      Amount        Income
                                                           ------        ------       ------        ------      ------        ------
Income taxes computed at the statutory rate                $2,569         34.0%       $1,772         34.0%      $2,145         34.0%

Increases (decrease) in taxes resulting from:

Transactions (a)                                                                                                   969         15.4


Establishment of deferred taxes (b)                                                                             (2,944)       (46.7)

Tax-exempt investment income                                 (516)        (6.8)         (403)        (7.7)        (399)        (6.3)

Non-deductible costs of combining operations                                                                       293          4.6

State and local income taxes and other                        214          2.8           115          2.2          (43)        (0.7)
                                                           ------         ----        ------         ----       ------         ----

Provision for income taxes                                 $2,267         30.0%       $1,484         28.5%         $21          0.3%
                                                           ======         ====        ======         ====       ======         ====

(a) Income (loss) of Retail Partnerships and Corporations taxed to their respective partners and shareholders

(b)  See Note 3(a)

The Retail Partnerships and the Retail Brokerage Corporations were either limited partnerships or S Corporations under the Internal Revenue Code, and therefore, the individual partners or shareholders, rather than the companies, were liable for income taxes. Effective upon the closing of the October 2, 1995 combination (see Note 2), the entities comprising the Retail Brokerage Business ceased being either limited partnerships or S corporations and became taxable corporations. Accordingly, the accumulated deficit of the Retail Brokerage Business at October 1, 1995 of $30,679,000 was reclassed to paid-in capital, and a deferred tax benefit of $2,944,000 was recorded as the tax effect of the change in tax status in the accompanying 1995 Consolidated Statement of Income. The net deferred tax benefit relates to temporary differences (at October 2, 1995) between the financial reporting and tax basis of assets and liabilities of the Retail Brokerage Business, principally amortization of expiration lists and deferred compensation, deduction of previously accrued management bonuses, and accrual adjustments for commission income.

The data reflecting a charge in lieu of income taxes is presented on a pro forma basis in the accompanying consolidated statements of income as if the income or loss, prior to the combination of the various partnerships and S corporations, were taxed to those entities rather than to their partners or shareholders.

The source of the significant temporary differences and the related deferred tax effects are as follows:

                                              1997          1996          1995
                                            -------       -------       -------
                                                       (in thousands)
Expiration lists                               $394          $393          $226
Other                                            47          (137)          553
Unearned premium reserves                        40           (93)          115
Deferred compensation                                         850           255
Loss reserve discount                           (30)           37           193
Deferred acquisition costs                      (46)          126          (281)
Accrual adjustment                              (59)          (56)          628
                                            -------       -------       -------


Deferred tax expense                           $346        $1,120        $1,689
                                            =======       =======       =======

The components of the net deferred tax asset, in the accompanying consolidated balance sheets at December 31, 1997 and 1996, are as follows:

                                                                  1997     1996
                                                                 ------   ------
                                                                  (in thousands)
Deferred tax assets:
  Loss and loss expense reserves                                 $1,048   $1,018
  Expiration lists                                                  941    1,335
  Unearned premium reserves                                         837      877
  Unrealized losses on investments and other                         91      157
                                                                 ------   ------

  Total deferred tax asset                                        2,917    3,387
                                                                 ------   ------

Deferred tax liabilities:
  Deferred acquisition costs                                      1,339    1,385
  Unrealized gains on investments and other accrual adjustments   1,255    1,122
                                                                  -----    -----

  Total deferred tax liability                                    2,594    2,507
                                                                 ------   ------

Net deferred tax asset                                             $323     $880
                                                                 ======   ======

Management believes it is more likely than not that all deferred tax assets are realizable based upon the past earnings history of the Company.

OLB, as a Bermuda domiciled company is not subject to federal income taxes but, rather, the Company is subject to federal income taxes based on OLB's taxable income for the entire year. Accordingly, the Company includes the taxable income of OLB in its separate company income for tax purposes, but for segment reporting the income is included with the Property and Casualty Companies. OLB has received an undertaking from the Bermuda Government exempting it from all taxes computed on profit or income, or computed on any capital asset gain or appreciation until 2016.

The Company and its wholly owned subsidiaries are party to a Tax Allocation Agreement (the "Agreement"). The Agreement requires these companies to file a U.S. consolidated income tax return. The Agreement provides that each member of the group will compute its separate tax liability or benefit on a separate return basis and pay or receive such amounts to or from the Company. For purposes of segment information, amounts due to or from the Company by its subsidiaries are included in the intercompany receivable/payable in the accompanying consolidated balance sheets.

9) Lease Commitments and Rentals

Minimum annual rental commitments under various noncancelable operating leases for office space, automobiles and equipment are as follows (in thousands):

                   Years Ending December 31,
                   -------------------------
                   1998.............................  $2,587
                   1999.............................   2,518
                   2000.............................   2,400
                   2001.............................   2,113
                   Thereafter.......................     263
                                                      ------
                                                       9,881
       Sub-lease rental income......................    (186)
                                                      ------
       Net rental commitments.......................  $9,695
                                                      ======

Leases for office space include various escalation clauses, none of which individually or in the aggregate are material. Escalation clauses are accounted for on a straight-line basis over the life of the lease. The leases also contain provisions for the payment of certain operating expenses and real estate taxes.

Rent expense for the years ended December 31, 1997, 1996 and 1995, amounted to approximately $2,992,000, $2,857,000, and $2,946,000, respectively, net of sublease rental income of $193,000, $197,000, and $168,000, respectively.

10) Pension and Retirement Plans

Substantially all officers and employees of the Company are entitled to participate in a qualified retirement savings plan (defined contribution plan) and prior to 1995 were entitled to participate in a defined benefit pension plan. The costs to the Company to participate in these plans included in the accompanying consolidated statements of income was approximately $385,000, $55,000, and 688,000 for 1997, 1996 and 1995, respectively.

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

11) Management Services Agreement

In September 1992, Kaye Insurance Associates, L.P. ("KIA"), a predecessor of one of the entities comprising the Retail Brokerage Business, entered into a management services agreement with APCO Corp. (the "Manager"), whereby the Manager was obliged to provide the administrative and operational functions for the Amalgamated Division, from which certain assets and liabilities were acquired in 1992. The Manager was owned by the individuals who sold the Amalgamated Division to KIA. In return for the Manager's services, commencing September 1, 1992 and continuing through August 31, 1997, KIA was obliged to pay annually to the Manager a base fee which is subject to certain adjustments as specified in the agreement. KIA incurred management service fees of $911,000, $1,536,000, and $1,732,000 for the years ended December 31, 1997, 1996, and
1995, respectively, which was included in other operating expenses of the Insurance Brokerage Companies.

In addition, the Manager was entitled to receive an incentive bonus in an amount equal to a specified percentage (ranging from 16% to 19%) of gross income of the Amalgamated division, as defined in the agreement, for each of the five years of the period ended August 31, 1997. In accordance with the terms of the agreement, however, in no event should the cumulative amount paid by KIA, with respect to this incentive bonus, be less than $2,876,000 or exceed $4,220,000 subject to the continued employment of certain key personnel by the Manager. The cost of this bonus to KIA, which was charged to salaries and benefits as the related gross income earned, was $0, $364,000, and $1,027,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These agreements expired on August 31, 1997.

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

As licensed brokers, certain subsidiaries of the Company are or may become parties to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries have been involved since 1992 in an administrative investigation by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program has been altered, which has not had a material adverse effect on this Program. While the Company has been in discussions with the Department regarding settlement of such investigation, if such discussions are not successful, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocations. KILP has agreed to indemnify the Company and its subsidiaries for any fines or settlement payments in excess of $300,000, relating to such investigation. Management does not believe the resolution of such issues will have a material adverse effect on the Company.

13) Reinsurance

As of December 31, 1997 and 1996, included in the amounts reflected in the consolidated financial statements are unearned premiums of $4,963,000 and $5,173,000, respectively, and unpaid losses and loss expenses of $12,445,000 and $6,534,000, respectively, for reinsurance assumed from non-affiliates, although all such reinsurance assumed relates to business produced by the Insurance Brokerage Companies. The Insurance Companies have established trust funds and deposited fixed maturities and cash therein to satisfy the collateral requirements of certain reinsurance agreements. The trust funds established for the benefit of ceding companies amounted to approximately $11,812,000 as of December 31, 1997.

In accordance with the normal practice of the insurance industry, OLRI assumes and cedes reinsurance with other insurers or reinsurers. The reinsurance arrangements provide greater diversification of business and minimize OLRI's maximum net loss arising from large risks. OLRI assumes reinsurance under reinsurance treaty arrangements generally with limits of $25,000 (inclusive of loss expenses) per occurrence. To limit OLRI's exposure for the reinsurance assumed, OLRI purchased an annual aggregate stop loss policy. This policy insures OLRI in the event the losses under the policy exceed a fixed percentage of premium earned. OLRI will be reimbursed up to $7,500,000.

OLRI's ceded reinsurance is on an excess of loss basis with an unaffiliated company, National Reinsurance Corporation ("Nat Re"). OLRI issues policies on a selected basis with limits up to $1,000,000 retaining the first $50,000 of exposure and reinsuring $950,000 to Nat Re. The remaining reinsurance arrangements are on a quota share basis and excess of loss with non-affiliated insurers or reinsurers.

The Insurance Companies also entered into reinsurance agreements, wherein they reinsured certain general liability and property risks. These reinsurance agreements include per claim and aggregate limits and provide funds that are placed into trusts for the benefit of the insurers. Since these reinsurance contracts do not transfer risk to the Insurance Companies, they are included in "Funds Held Under Deposit Contracts" in the accompanying consolidated balance sheets.

A contingent liability exists with respect to reinsurance ceded, which would become an ultimate liability of OLRI in the event that the assuming companies were unable to meet their obligations under the reinsurance agreements in force at December 31, 1997. The amounts deducted from liabilities, revenues and expenses for reinsurance ceded by OLRI were as follows:

                                                            1997            1996
                                                            ----            ----
                                                                (in thousands)

Liabilities - Unpaid losses and loss expenses              $2,811           $882

Revenue and expenses:
         Premiums earned                                      558            520
         Losses and loss expenses                           1,929            764

14) Losses and Loss Expenses

The following table sets forth a reconciliation of the changes in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1997.

                                                   Years Ended December 31,
                                            -----------------------------------
                                              1997          1996         1995
                                            --------      --------     --------
                                                       (in thousands)

Balance at January 1,                        $15,227       $12,671      $14,118
  Less reinsurance recoverables                 (882)
                                            --------      --------     --------

  Net balance                                 14,345        12,671       14,118
                                            --------      --------     --------

Incurred related to:
  Current year                                 8,824         6,621        4,986
  Prior year                                    (108)          415         (136)
                                            --------      --------     --------

  Total incurred                               8,716         7,036        4,850
                                            --------      --------     --------

Paid related to:
  Current year                                 1,802         1,832        2,138
  Prior year                                   4,944         3,530        4,159
                                            --------      --------     --------
  Total paid                                   6,746         5,362        6,297
                                            --------      --------     --------

Net balance at December 31,                   16,315        14,345       12,671
  Add reinsurance recoverables                 2,811           882
                                            --------      --------     --------

  Balance                                    $19,126       $15,227      $12,671
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

OLB is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1997. At December 31, 1997, $904,000 was available for distribution from OLB and its subsidiary, Park Brokerage Ltd. Pursuant to Rhode Island Insurance Law, OLRI may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, OLRI is restricted (on the basis of the lesser of 10% of OLRI's statutory surplus at the end of the preceding twelve-month period or 100% of OLR's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of the dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. At December 31, 1997, $2,366,000 is available for distribution during 1998, without prior approval. Statutory information is as follows:


                                       Old Lyme         Old Lyme
                                     Rhode Island       Bermuda         Combined
                                     ------------       -------         --------
                                                    (in thousands)
Policyholders' surplus at
December 31,
         1997                          $23,662           $1,904         $25,566
         1996                          $24,034           $1,451         $25,485

Net income for the years ended
December 31,
         1997                           $5,178           $1,453          $6,631
         1996                           $2,459           $2,890          $5,349
         1995                           $6,243           $1,890          $8,133

The following is a reconciliation of net income and surplus regarding policyholders in accordance with statutory accounting principle ("SAP") as reported to the Rhode Island and Bermuda insurance regulatory authorities to net income and capital as determined in conformity with generally accepted accounting principles ("GAAP") basis.

                                                                     Statutory Surplus /
                                                                     Stockholders' Equity           Net Income for years ended
                                                                      as of December 31,                   December 31,
                                                                    ----------------------      -----------------------------------
                                                                      1997          1996          1997         1996          1995
                                                                    --------      --------      --------     --------      --------
                                                                                              (in thousands)
Consolidated amount in accordance with GAAP                          $35,168       $24,984        $4,357       $3,071        $5,181

Deficit (equity) in net assets and net
loss of non-insurance companies                                       (4,388)        5,768         2,086        3,217         2,354
                                                                    --------      --------      --------     --------      --------

Combined amount in accordance with GAAP                               30,780        30,752         6,443        6,288         7,535

Excess of statutory formula reserves over
GAAP reserves                                                           (890)         (621)

Deferred acquisition costs                                            (3,939)       (4,073)          134         (370)          826

Non-admitted assets, deferred income taxes and other                    (385)         (573)           54         (569)         (228)
                                                                    --------      --------      --------     --------      --------

Combined amount in accordance with SAP                               $25,566       $25,485        $6,631       $5,349        $8,133
                                                                    ========      ========      ========     ========      ========

16) Related Party Transactions

The administrative support for OLB is provided by International Advisory Services, Ltd. ("IAS"), an insurance management company located in Bermuda. The principal stockholder of IAS is an officer of OLB and is a director of the Company. Management fees paid to IAS under a service contract for the years ended December 31, 1997, 1996 and 1995 were $37,500, $36,250, and $65,000, respectively.

The principal stockholder of IAS, who is a director of the Company, is also a stockholder in a insurance brokerage company, H & H Reinsurance Brokers, Ltd. ("H & H Reinsurance"). H & H Reinsurance has a reinsurance contract between OLRI and unrelated insurance carriers, (Transatlantic Reinsurance Company and USF Reinsurance Company). H & H Reinsurance received commissions of $38,114, $7,000, and $24,587 in 1997, 1996, and 1995, respectively, as a result of such transaction.

The Company had a $6,000,000 note payable to KILP which was paid in full during 1997 (see Note 7).

KIA incurred a management fee of $175,000 annually to ZS Fund, L.P. which is one of the general partners of KILP. KIA had an accrued payable to ZS Fund, L.P. as of December 31, 1996 of $175,000. This management fee arrangement terminated on December 31, 1996.

In January 1997, KIA entered into a management agreement with KILP, whereby the Company provides certain administrative services for a fee of $50,000 per year. At December 31, 1997, the Company recorded $50,000 for such services provided.

17) Acquisitions

During 1997, the Company acquired certain assets and liabilities of Western Insurance Associates, Inc. ("Western") for cash of $777,000 and amounts payable in future periods of $2,285,000. The amounts payable are the Company's estimate of the probable costs it will incur. The total acquired expiration list was $3,062,000 at December 31, 1997. This acquisition was accounted for as a purchase.

18) Preferred Stock

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

19) Common Stock Warrants and Dividends Declared

The Company has issued a warrant to KILP to purchase 105,000 shares of its common stock. The exercise price of the warrant is the IPO price of such shares ($10.00), subject to certain anti-dilution adjustments. The warrant is exercisable through February 16, 1998.

The Board of Directors of the Company declared annual dividends of $702,000 for the years ended December 1997 and 1996, respectively, of which $175,000 remains unpaid at December 1997 and 1996, respectively.

20) Stock Performance and Stock Option Plans

On December 30, 1997, the Company adopted a Stock Performance Plan, under which up to 350,000 shares of the Company's common stock may be granted and awarded to key employees. The grant of stock under this plan is contingent upon criteria established by the Company's Compensation Committee of the Board of Directors. Awards are based on performance targets of the Company's stock based on increases in the market value of the Company's common stock from the price on the date the stock is initially granted by the Company. Shares must be granted, awarded, and vested before participants take full title to the performance stock. Awards vest on the occurrence of any of the following events, (i) fifteen years of continuous service with the Company from the date shares are granted to the participant, (ii) death or disability of the participant, (iii) immediately before a change of control (as defined under the plan), (iv) attaining the age of 65, or (v) immediately before a sale or merger (as defined under the plan). At December 31, 1997, no performance stock under this plan was granted or awarded.

At December 31, 1997, the Company has a Stock Option Plan and a Supplemental Stock Option Plan (the "Plans"). Both plans are identical and are stock-based compensation plans, which are described below. The Company adopted the disclosure requirements of SFAS 123 effective January 1, 1996 and continues to account for its employee stock-based compensation plans under APB 25. Accordingly, the adoption of SFAS 123 had no impact on the Company's financial position or results of operations.

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

In addition, the Plans authorize grants of alternative cash settlement rights at the discretion of the Committee, which entitles participants to receive a payment in cash equal to the fair market value of such shares on the date of surrender less the purchase price required to purchase such shares. A summary of the status of the Plans as of December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                                                   1997                             1996                         1995
                                          ==========================================================================================
                                                       Weighted-Average                Weighted-Average             Weighted-Average
                                                          Exercise                        Exercise                      Exercise
Fixed Options                               Shares          Price        Shares             Price        Shares           Price
                                          ==========================================================================================
Outstanding at beginning of year           528,550          $7.53        323,000            $9.33        194,550          $10.71


Granted                                    450,750           5.14        225,000             5.09        155,500            8.49

Exercised

Forfeited                                 (354,450)          6.87        (19,450)            9.24        (27,050)          10.10
                                          --------                       -------                         -------

Outstanding at end of year                 624,850          $6.12        528,550            $7.53        323,000           $9.33
                                          ========                       =======                         =======

Options exercisable at year-end            143,450                       124,150                          64,480
                                          ========                       =======                         =======

Weighted-average fair value
of options granted during the year           $1.29                         $1.21                           $2.31
                                          ========                       =======                         =======

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                         Options Outstanding                            Options Exercisable
                         ----------------------------------------------------   --------------------------------
                            Number        Weighted-Average   Weighted-Average     Number        Weighted-Average
  Exercise Prices        Outstanding        Remaining           Exercise        Exercisable        Exercise
                         at 12/31/97     Contractual Life        Price          at 12/31/97          Price
       $11.63                  500             6.08 years        $11.63              300            $11.63

       $10.91                5,000             6.08               10.91            3,000             10.91

       $10.00               84,750             5.63               10.00           69,600             10.00

       $ 8.43               43,850             7.83                8.43           19,550              8.43

       $ 8.03               15,000             9.83                8.03

       $ 7.88               15,000             7.70                7.88            6,000              7.88

       $ 7.06               10,000             8.37                7.06            2,000              7.06

       $ 6.64                5,000            10.00                6.64

       $ 5.06              185,750             9.15                5.06

       $ 5.00              250,000             9.20                5.00           43,000              5.00

       $ 4.97               10,000             9.49                4.97
                           -------                                               -------

                           624,850             8.56               $6.12          143,450             $8.20
                           =======                                               =======

The options vest and are exercisable at the rate of 20% per year and terminate ten years from date of grant. At December 31, 1997, 1996 and 1995, 143,450, 124,150, and 64,480 options were exercisable and there were 75,150, 171,450, and 27,000 options available for future grants, respectively.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1997      1996       1995
                                                     ----      ----       ----
Net Income                      As reported         $4,357    $3,071     $3,555
                                Pro forma            4,280     3,060      3,517

Earnings per share - basic      As reported           .62       .44        .51
                                Pro forma             .61       .44        .50

Earnings per share - diluted    As reported           .62       .44        .51
                                Pro forma             .60       .44        .50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.6%, (ii) expected volatility range of 25%, (iii) risk-free interest rate of 6.4%, and (iv) expected life of 5 years.

21) Quarterly Financial Information (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1997 and 1996 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.


                                                                        For the three months ended
====================================================================================================================================
                                                                    (in thousands, except for per share)

                                                    March 31,              June 30,           September 30,         December 31,
                                                    ---------              --------           -------------         ------------
                                                1997        1996       1997       1996       1997       1996       1997       1996
====================================================================================================================================
Revenues                                      $ 12,866   $ 11,753    $ 13,545   $ 11,780   $ 16,466   $ 15,206   $ 15,672   $ 15,250
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $    228   $    (27)   $    724   $    175   $  1,547   $  1,246   $  1,858   $  1,677
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
         Basic                                $   0.03   $   0.00    $   0.11   $   0.02   $   0.22   $   0.18   $   0.26   $   0.24
         Diluted                                  0.03       0.00        0.11       0.02       0.22       0.18       0.26       0.24
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
         Basic                                   7,020      7,020       7,020      7,020      7,020      7,020      7,036      7,020
         Diluted                                 7,020      7,020       7,020      7,020      7,161      7,020      7,164      7,021
====================================================================================================================================

22) Premiums

Of the Company's net premiums earned approximately 62%, 63%, and 55% related to the residential real estate program and 25%, 24%, and 32% related to the restaurant program for the years 1997, 1996, and 1995, respectively. Of the Company's net premiums earned approximately 82%, 83%, and 98% related to insureds located in New York State for the years 1997, 1996, and 1995, respectively.

Premiums earned for the three years ended December 31, 1997, 1996 and 1995, which include in assumed premiums relating to reinsurance agreements with RLI of $4,272,000, $3,878,000, and $2,409,000 in 1997, 1996 and 1995, respectively, are summarized below:

                                     1997              1996              1995
                                   --------          --------          --------
                                                   (in thousands)

     Direct                        $ 11,496          $  9,979          $ 13,063
     Assumed                         11,909             9,869             3,892
                                   --------          --------          --------

     Total                           23,405            19,848            16,955
     Ceded                             (558)             (521)             (110)
                                   --------          --------          --------

     Net                           $ 22,847          $ 19,327          $ 16,845
                                   ========          ========          ========

23) Business Segments

The Company operates in two business segments, the procuring of property and casualty insurance ("Insurance Brokerage Companies") and the underwriting of property and casualty risks ("Property and Casualty Companies"). The identifiable segment assets, operating profits and income before income taxes and minority interests are shown on the accompanying consolidated balance sheets and statements of income.

The following table is a summary of certain other segment information for the years ended December 31, 1997, 1996 and 1995:

                            Business Segments - 1997
--------------------------------------------------------------------------------

                                 Insurance         Property &
(in thousands)                   Brokerage         Casualty         Consolidated
--------------------------------------------------------------------------------
Depreciation expense             $1,123            $24              $1,147
Amortization expense             $  520                             $  520
Capital expenditures             $1,481                             $1,481

                            Business Segments - 1996
--------------------------------------------------------------------------------

                                 Insurance         Property &
(in thousands)                   Brokerage         Casualty         Consolidated
--------------------------------------------------------------------------------
Depreciation expense             $1,024            $23              $1,047
Amortization expense             $  953                             $  953
Capital expenditures             $  888                             $  888

                            Business Segments - 1995
--------------------------------------------------------------------------------

                                 Insurance         Property &
(in thousands)                   Brokerage         Casualty         Consolidated
--------------------------------------------------------------------------------
Depreciation expense             $  940            $18              $  958
Amortization expense             $1,041                             $1,041
Capital expenditures             $  396                             $  396

The foreign operations set forth below, relate solely to the operations of OLB, and its wholly owned subsidiary Park Brokerage, and include reinsurance assumed from OLRI, as well as from third party insurance companies. All such risks assumed originate in the United States.

                                                      1997
                                 ===============================================
                                 Foreign            Domestic             Total
                                 ===============================================
                                                (in thousands)
Revenues                         $2,246             $56,303              $58,549
Income before minority interest
and income taxes                  1,398               6,157               7,555
Identifiable assets               3,575             137,450             141,025

                                                 1996                                 1995
                                     =============================        ===============================
                                     Foreign   Domestic     Total         Foreign    Domestic     Total
                                     =============================        ===============================
                                                                  (in thousands)
Revenues                             $2,104     $51,885    $53,989        $2,828     $52,619     $55,447
Income before minority interest
and income taxes                      2,857       2,354      5,211         2,062       4,247       6,309
Identifiable assets                   4,925     151,177    156,102        15,579     158,421     174,000

There were no material intercompany revenue transactions between OLB and OLRI.

In 1997, OLRI entered into a novation reinsurance agreement with National Union Fire Insurance Company of Pittsburgh, PA. ("N.U."), pursuant to which OLRI paid $807,000 and transferred its $950,000 IBNR liability to N.U.

In 1996, OLRI entered into the following reinsurance agreements:

1. Commutation Agreement: OLRI commuted all liabilities and obligations arising out of reinsurance agreements between OLRI and OLB for the sum of $3,337,729. This transaction increased OLRI's reserves by $4,466,384 and decreased statutory underwriting income by $1,128,655.

2. Novation Agreement: OLRI has agreed to replace OLB under all reinsurance agreements in either RLI and/or Mt. Hawley. OLB offered and OLRI accepted in full and final satisfaction arising out of OLB's participation in all reinsurance agreements with either RLI or Mt. Hawley, the sum of $1,203,974. This transaction increased OLR's premium written by $1,203,974, reserves by $1,611,098 and decreased statutory underwriting income by $407,124.

24) Supplemental Cash Flow Disclosures

                                                     1997        1996      1995
                                                     ----        ----      ----

Cash paid during the period for:
   Interest expense                                   $948      $1,114    $1,288
   Income taxes (refunded)                          $2,000       ($992)   $3,521

Noncash investing and financing activities:
   Stock issued to purchase minority interest      $10,181

Details of expiration list acquisition:
   Fair value                                       $3,062
   Amounts payable in future periods                (2,285)
                                                   -------
   Cash paid for purchase of expiration list          $777
                                                   -------

                                                                     Schedule II

                                 KAYE GROUP INC.
                              (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 1997 and 1996
                   (in thousands, except par value per share)

                                                                                           1997               1996
                                                                                         ========           ========
ASSETS

Cash and cash equivalents                                                                     $65                 $1
Prepaid expenses and other assets                                                             590
Due from subsidiaries                                                                       3,664                271
Investment in subsidiaries                                                                 38,670             24,983
                                                                                         --------           --------

    Total assets                                                                          $42,989            $25,255
                                                                                         ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and other liabilities                                                       $774               $176
Note payable                                                                                1,875
Income taxes payable                                                                           16                 95
                                                                                         --------           --------

Total current liabilities                                                                   2,665                271
Note payable - long term                                                                    5,156
                                                                                         --------           --------

    Total liabilities                                                                       7,821                271
                                                                                         --------           --------

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value; 1,000 shares authorized;
  none issued or outstanding
Common stock, $.01 par value; 20,000 shares authorized;
  1997, 8,474; 1996, 7,020 shares issued and outstanding                                       85                 70
Paid-in capital                                                                            17,942              7,776
Unrealized appreciation (depreciation) of investments, net of deferred
  income tax provision (benefit), (1997, $192; 1996, ($16))                                   373                (31)
Retained earnings                                                                          16,768             17,169
                                                                                         --------           --------

    Total stockholders' equity                                                             35,168             24,984
                                                                                         --------           --------


    Total liabilities and stockholders' equity                                            $42,989            $25,255
                                                                                         ========           ========

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                     Schedule II

                                 KAYE GROUP INC.
                              (Parent Company Only)
                         Condensed Statements of Income
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                       1997      1996      1995
                                                      ======    ======    ======
REVENUES:

Equity in income of subsidiaries net of taxes         $4,357    $3,071    $5,181
                                                      ------    ------    ------

NET INCOME                                            $4,357    $3,071    $5,181
                                                      ======    ======    ======


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                     Schedule II

                                 KAYE GROUP INC.
                              (PARENT COMPANY ONLY)
                          Condensed Statements of Cash
           Flows For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                1997                 1996                 1995
                                                              ========             ========             ========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $4,357               $3,071               $5,181
                                                              --------             --------             --------

Adjustment  to reconcile  net income to net cash
provided by (used in) operating activities:
  Equity in net income of subsidiaries                          (6,590)              (3,071)              (5,181)
  Dividends received from subsidiaries                           6,350                  702                  702
  Minority interest                                                931
  Change in assets and liabilities:
    Prepaid expenses and other assets                             (199)
    Due from subsidiaries                                       (3,892)              (1,356)               2,222
    Income taxes payable                                          (137)               1,356               (2,221)
                                                              --------             --------             --------

  Net cash provided by operating activities                        820                  702                  703
                                                              --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                            (852)                (702)                (702)
  Notes payable-repayment                                          (69)
  Contribution to subsidiaries                                    (300)
                                                              --------             --------             --------

  Net cash used in financing activities                         (1,221)                (702)                (702)
                                                              --------             --------             --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (401)                                        1

Cash and cash equivalents at beginning of period                   466                    1
                                                              --------             --------             --------

Cash and cash equivalents at end of period                         $65                   $1                   $1
                                                              ========             ========             ========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
  Interest expense                                                $548                 $514                 $688
  Income taxes (refunded)                                       $2,000                ($992)              $3,521

Noncash investing and financing activities:
  Stock issued to purchase minority interest                   $10,181

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

2.   Significant Accounting Policies

     The Parent Company carries its investment in subsidiaries under the equity method.

                                                                     Schedule IV

                                KAYE GROUP INC.
                                  REINSURANCE
              For The Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

==============================================================================================
    Column A       Column B     Column C           Column D         Column E       Column F
==============================================================================================
                                                                                  Percentage
   Insurance        Gross    Ceded To Other      Assumed from                     of Amount
Premiums Earned     Amount      Companies       Other Companies    Net Amount   Assumed to Net
----------------------------------------------------------------------------------------------
     1997          $11,496        $558              $11,909         $22,847          52%
     1996           $9,979        $511               $9,869         $19,327          51%
     1995          $13,063        $110               $3,892         $16,845          23%

                                                                     Schedule VI

                                 KAYE GROUP INC

 SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

==========================================================================================================================
  Column A       Column B       Column C       Column D       Column E     Column F   Column G           Column H
==========================================================================================================================
                                                                                                     Claims and Claim
                              Reserves For                                                          Adjustment Expenses
                              Unpaid Claims    Discount                                             Incurred Related to
Affiliation      Deferred       And Claim       If Any                                    Net         (1)          (2)
    With        Acquisition    Adjustment     Deducted In     Unearned      Earned    Investment    Current       Prior
 Registrant        Costs        Expenses       Column C       Premiums     Premiums     Income       Year         Years
--------------------------------------------------------------------------------------------------------------------------
Foreign            $240             $204          N/A         $1,132       $2,118        $127        $326         ($47)
Domestic          3,699           18,922          N/A         11,446       20,729       2,565       8,498          (61)
                ----------------------------------------------------------------------------------------------------------

1997             $3,939          $19,126          N/A        $12,578      $22,847      $2,692      $8,824        ($108)
                ==========================================================================================================

Foreign            $295             $160          N/A         $1,311       $1,542        $271        $313      ($1,580)
Domestic          3,778           15,067          N/A         11,865       17,785       2,190       6,308        1,995
                ----------------------------------------------------------------------------------------------------------

1996             $4,073          $15,227          N/A        $13,176      $19,327      $2,461      $6,621         $415
                ==========================================================================================================

Foreign            $325           $6,268          N/A         $1,443       $1,399        $742        $338         ($38)
Domestic          3,378            6,403          N/A         10,471       15,446       2,077       4,648          (98)
                ----------------------------------------------------------------------------------------------------------

1995             $3,703          $12,671          N/A        $11,914      $16,845      $2,819      $4,986        ($136)
                ==========================================================================================================

===========================================================================
  Column A          Column I         Column J     Column K       Column L
===========================================================================

                                      Paid
                  Amortization       Claims
Affiliation       Of Deferred       and Claim                     Other
    With          Acquisition      Adjustment     Premiums      Operating
 Registrant          Costs          Expenses      Written        Expenses
---------------------------------------------------------------------------
Foreign              $456             $234        $1,938            $113
Domestic            6,813            6,512        20,332           1,988
                -----------------------------------------------------------

1997               $7,269           $6,746       $22,270          $2,101
                ===========================================================

Foreign              $347           $3,637        $1,411            $167
Domestic            5,739            1,725        19,278           1,965
                -----------------------------------------------------------

1996               $6,086           $5,362       $20,689          $2,132
                ===========================================================

Foreign              $316           $2,629        $2,127            $161
Domestic            4,878            3,668        13,033           1,573
                -----------------------------------------------------------

1995               $5,194           $6,297       $15,160          $1,734
                ===========================================================