Form 10-Q
period 1998-03-31
KAYE GROUP INC
filed 1998-05-14
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

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

                         As of May 12, 1998 - 8,474,435

- Total number of pages filed including cover and under pages 17
- Exhibit index is located on page 16

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets at
March 31, 1998 and December 31, 1997                                         3

Consolidated Statements of Income for the
three months ended March 31, 1998 and 1997                                   5

Consolidated Statements of Cash Flows for the
three months ended March 31, 1998 and 1997                                   7

Notes to Consolidated Financial Statements                                   8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                               12

Safe Harbor Disclosure
                                                                            15

PART II  OTHER INFORMATION                                                  16

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                   (in thousands, except par value per share)



                                                                                                      March 31,         December 31,
                                                                                                        1998               1997
                                                                                                      --------          -----------
                                                                                                     (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $17,992 and $22,322)                                                            $ 22,184           $ 24,833
     Premiums and other receivables                                                                     30,412             32,790
     Prepaid expenses and other assets                                                                   1,514              1,385
                                                                                                      --------           --------
     Total  current assets                                                                              54,110             59,008

Fixed assets (net of accumulated depreciation of $4,782 and $4,553)                                      3,200              3,145
Expiration lists (net of accumulated amortization of $2,216 and $1,969)                                  4,558              4,702
Deferred income taxes                                                                                      345                966
Other assets                                                                                               178                181
                                                                                                      --------           --------
     Total assets - insurance brokerage companies                                                       62,391             68,002
                                                                                                      --------           --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1998,
         $41,307; 1997, $41,529)                                                                        41,774             42,099
     Equity securities, at market value (cost:1998, $671; 1997, $871)                                      770                981
     Short term investments, at cost, which approximates market value                                    4,750              3,430
                                                                                                      --------           --------
     Total investments                                                                                  47,294             46,510

Cash and cash equivalents                                                                                9,530              6,409
Accrued interest and dividends                                                                             889                882
Premiums receivable                                                                                      1,148              2,344
Premiums receivable - insurance brokerage companies                                                         72              3,185
Prepaid reinsurance premiums                                                                               230                262
Reinsurance recoverable on unpaid losses and loss expenses                                               2,230              2,811
Funds held under deposit contracts, at market value, which
     approximates cost                                                                                     163                173
Deferred acquisition costs                                                                               2,668              3,939
Deferred income taxes                                                                                      617                379
Other assets                                                                                             1,684              1,810
                                                                                                      --------           --------
     Total assets - property and casualty companies                                                     66,525             68,704
                                                                                                      --------           --------

CORPORATE
Cash and cash equivalents                                                                                                      65
Prepaid expenses and other assets                                                                           67                107
Investments available-for-sale:
     Equity securities, at market value
        (cost:1998 $527, and 1997, $557)                                                                   468                442
Deferred income taxes                                                                                       15                 41
Intercompany receivable                                                                                  3,428              3,664
                                                                                                      --------           --------
     Total assets - corporate                                                                            3,978              4,319
                                                                                                      --------           --------
     Total assets                                                                                     $132,894           $141,025
                                                                                                      ========           ========






See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                   (in thousands, except par value per share)




                                                                                                      March 31,         December 31,
                                                                                                        1998               1997
                                                                                                      --------          -----------
                                                                                                     (UNAUDITED)
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                                 $ 43,261           $ 40,872
     Premiums payable - property and casualty companies                                                     72              3,185
     Accounts payable and accrued liabilities                                                            5,430              7,983
     Notes payable                                                                                         428                434
     Deferred income taxes                                                                                                  1,063
     Intercompany payable                                                                                2,913              3,342
                                                                                                      --------           --------
     Total current liabilities                                                                          52,104             56,879
Notes payable                                                                                              573                654
Other liabilities                                                                                        1,270              1,466
                                                                                                      --------           --------
     Total liabilities-insurance brokerage companies                                                    53,947             58,999
                                                                                                      --------           --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                                    18,970             19,126
     Unearned premium reserves                                                                           8,469             12,578
     Deposit contracts                                                                                     130                122
     Accounts payable and accrued liabilities                                                            7,064              6,661
     Reinsurance payable                                                                                   179                228
     Intercompany payable                                                                                  515                322
                                                                                                      --------           --------
     Total liabilities - property and casualty companies                                                35,327             39,037
                                                                                                      --------           --------

CORPORATE
Current liabilities:
     Accounts payable and accrued liabilities                                                              529                774
     Note payable                                                                                        1,875              1,875
     Income taxes payable                                                                                1,108                 16
                                                                                                      --------           --------
     Total current liabilities                                                                           3,512              2,665
Note payable-long-term                                                                                   4,219              5,156
                                                                                                      --------           --------
     Total liabilities-corporate                                                                         7,731              7,821
                                                                                                      --------           --------

     Total liabilities                                                                                  97,005            105,857
                                                                                                      --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          8,474 shares issued and outstanding                                                               85                 85
     Paid - in capital                                                                                  17,942             17,942
     Accumulated other comprehensive income, net of deferred
          income tax liability (1998, $173; 1997, $192)                                                    335                373
     Retained earnings                                                                                  17,527             16,768
                                                                                                      --------           --------

     Total stockholders' equity                                                                         35,889             35,168
                                                                                                      --------           --------

     Total liabilities and stockholders' equity                                                       $132,894           $141,025
                                                                                                      ========           ========



See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                    UNAUDITED


                                                                                                        1998               1997
                                                                                                      --------           --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                                                       $  6,957           $  6,205
     Commissions and fees - net - Property and Casualty Companies                                          208                222
     Interest income                                                                                       510                485
                                                                                                      --------           --------

     Total revenues                                                                                      7,675              6,912
                                                                                                      --------           --------

Expenses:
     Salaries and benefits                                                                               5,455              4,847
     Other operating expenses                                                                            3,041              3,183
                                                                                                      --------           --------

     Total operating expenses                                                                            8,496              8,030
                                                                                                      --------           --------

     Interest expense                                                                                                         150
                                                                                                      --------           --------

     Loss before income taxes-insurance brokerage companies                                               (821)            (1,268)
                                                                                                      --------           --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                                                2,054              1,793
     Change in unearned premiums                                                                         4,077              3,435
                                                                                                      --------           --------

     Net premiums earned                                                                                 6,131              5,228
     Net investment income                                                                                 696                666
     Net realized gains on investments                                                                      12                  0
     Other income                                                                                           63                 57
                                                                                                      --------           --------

     Total revenues                                                                                      6,902              5,951
                                                                                                      --------           --------

Expenses:
     Losses and loss expenses                                                                            2,346              2,008
     Acquisition costs  and general and administrative expenses                                          2,016              2,072
                                                                                                      --------           --------

     Total expenses                                                                                      4,362              4,080
                                                                                                      --------           --------

     Income before income taxes-property and casualty companies                                          2,540              1,871
                                                                                                      --------           --------

CORPORATE
Revenues:
     Net investment income (loss)                                                                          (29)                 3

Expenses:
     Other operating expenses                                                                              114                 86

     Interest expense                                                                                      148                124
                                                                                                      --------           --------

     Net expenses before income taxes-corporate                                                           (291)              (207)
                                                                                                      --------           --------







See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                    (in thousands, except per share amounts)
                                    UNAUDITED


                                                                                                        1998               1997
                                                                                                      --------           --------
Income before income taxes and  minority interest                                                        1,428                396
                                                                                                      --------           --------

Provision (benefit) for income taxes:
     Current                                                                                             1,092                501
     Deferred                                                                                             (635)              (382)
                                                                                                      --------           --------

     Total provision for income taxes                                                                      457                119
                                                                                                      --------           --------

Income before minority interest                                                                            971                277

Minority interest                                                                                                             (49)
                                                                                                      --------           --------

Net income                                                                                            $    971           $    228
                                                                                                      ========           ========

EARNINGS PER SHARE

     Basic                                                                                            $   0.11           $   0.03
                                                                                                      ========           ========

     Diluted                                                                                          $   0.11           $   0.03
                                                                                                      ========           ========

Weighted average of shares outstanding - basic                                                           8,474              7,020
                                                                                                      ========           ========

Weighted average shares outstanding and
share equivalents outstanding - diluted                                                                  8,596              7,020
                                                                                                      ========           ========












See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                    UNAUDITED

                                                                                                        1998               1997
                                                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                            $    971           $    228
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Deferred acquisition costs                                                                           1,271              1,054
    Amortization of bond premium - net                                                                     142                168
    Deferred income taxes                                                                                 (635)              (382)
    Net realized (gains) losses on investments                                                              18
    Depreciation and amortization expense                                                                  383                352
    Minority interest                                                                                                          49
    Change in assets and liabilities:
        Accrued interest and dividends                                                                      (7)                35
        Premiums and other receivables                                                                   7,300             37,114
        Prepaid expenses and other assets                                                                   61                407
        Unpaid losses and loss expenses                                                                   (156)             1,433
        Unearned premium reserves                                                                       (4,109)            (3,375)
        Premiums payable                                                                                  (773)           (38,337)
        Income taxes payable                                                                             1,092                502
        Accounts payable and accrued liabilities                                                        (1,965)              (638)
                                                                                                      --------           --------

        Net cash provided by (used in) operating activities                                              3,593             (1,390)
                                                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                                                                         (2,831)            (1,753)
   Purchase of equity securities                                                                                             (500)
   Purchase of short term investments                                                                   (1,320)            (3,015)
   Maturities of fixed maturities                                                                        1,676                735
   Sales of fixed maturities                                                                             1,222                100
   Sales of equity securities                                                                              200                300
Funds held under deposit contracts
   Sales (purchases) of short term investments                                                              10               (648)
   Sales of fixed maturities                                                                                                  300
   Maturities of fixed maturities                                                                                             350
Purchase of fixed assets                                                                                  (727)              (760)
Purchase of expiration list                                                                               (188)
                                                                                                      --------           --------

        Net cash used in investing activities                                                           (1,958)            (4,891)
                                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts under deposit contracts                                                                             8                 58
Notes payable-repayment                                                                                 (1,024)              (147)
Proceeds from borrowings                                                                                                      612
Payment of dividends                                                                                      (212)              (213)
                                                                                                      --------           --------

        Net cash provided by (used in) financing activities                                             (1,228)               310
                                                                                                      --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                    407             (5,971)
Cash and cash equivalents at beginning of period                                                        31,307             27,959
                                                                                                      --------           --------

Cash and cash equivalents at end of period                                                            $ 31,714           $ 21,988
                                                                                                      ========           ========

Supplemental cash flow disclosure:
   Interest expense                                                                                   $    148           $    496
   Income taxes                                                                                       $      0           $      0



See notes to consolidated financial statements

                                 KAYE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the full year.

     These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Form 10-K. The December 31, 1997 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain prior year information has been reclassified to conform with the 1998 presentation.

2)  Organization

     Effective October 2, 1995 Old Lyme Holding Corporation ("Old Lyme") combined its operations with the insurance brokerage operations (the "Retail Brokerage Business") of Kaye International L.P. ("KILP") and changed its name to Kaye Group Inc. (the "Company"). On December 30, 1997, the stockholders of the Company approved a restructuring that merged Kaye Holding Corp. ("KHC") into the Company. This eliminated KILP's minority interest in KHC of $6,191,000 at December 31, 1997 and increased stockholders' equity of the Company by the same amount. KILP is the Company's largest stockholder. The merger was accounted for as a transfer and exchange between entities under common control. Accordingly, common stock of Kaye Group Inc. issued in exchange for the KHC shares was accounted for by using the closing NASDAQ market price on (the effective date of the merger) October 24, 1997 ($7.00). This increased the number of shares of common stock by 1,454,435 at the par value $.01, per share, or $14,544. Paid-in capital was increased by $10,166,000 which was the difference between the market value per share and the par value per share. Minority interest in KHC was eliminated as a result of the merger and retained earnings of Kaye Group Inc. was reduced to account for the difference between the market value of the shares issued, and the book value of the minority interest in KHC.

     For further details of the combination, reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as previously filed with the Securities and Exchange Commission.

3)  Changes in Accounting Policies

     Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                  1998                   1997
                                                  ----                   -----

NET INCOME                                        $971                   $228

Net comprehensive loss                             (38)                   (78)
                                                  ----                   ----

COMPREHENSIVE INCOME                              $933                   $150
                                                  ====                   ====

4)   Funds Held In Fiduciary Capacity

     Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers, some of which are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

5)   Notes Payable

     The Company has a $6,094,000, revolving line of credit (the "Loan") with a bank, collateralized by the stock of the Insurance Companies. The proceeds are available for general corporate purposes, which may include acquisitions by the Company or a subsidiary and the making of a loan to an affiliate. Any borrowings will bear interest at the bank's equivalent of the prime rate of interest as maintained from time to time or at the Company's option, a LIBOR based rate plus 2.5%. A commitment fee is assessed in the amount of 1/4% per annum on the unused balance. Among other covenants, the agreement requires maintenance of minimum consolidated net worth, statutory surplus, ratios of net premiums written to surplus and minimum interest coverage. As of March 31, 1998, the Company is in compliance with the covenants of the debt agreement.

     The bank's commitment under the Loan has been renegotiated to decrease the quarterly reduction commitment to $468,750 from $625,000 commencing September 30, 1997 and to extend the due date one year to June 30, 2001. In addition, the interest rate increased from 1.5% to 2.5% plus LIBOR. All other terms and conditions remain unchanged. The revised available credit as of the end of each respective year is $4,687,500 in 1998, $2,812,500 in 1999, $937,500 in 2000, and
none in 2001. The Company's required payments for the respective years are $1,875,000 in 1998 through 2000 and $1,406,250 in 2001. Interest expense under the Loan for the three months ended March 31, 1998 an 1997 was $148,000 and $124,000, respectively.

     On August 29, 1997, the Company paid in full the note payable to KILP of $6,000,000. This note was subject to repayment restrictions stipulated in the Loan agreement. The due date of the note pursuant to the Loan agreement would have been in 2001. The bank consented to the payment on August 25, 1997.

6)   Earnings Per Share

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

7)   Dividends

     On March 20, 1998, the Board of Directors declared a quarterly dividend of $.025 per share, payable April 20, 1998 to stockholders of record on March 31, 1998.

8)   Contingent Liabilities

     In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims will not have a material adverse effect on the consolidated financial position of the Company.

9)  Future Accounting Policies

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

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of March 31, 1998, the Company has no derivative financial instruments.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments which investors can use to better understand and evaluate market risk exposures of registrants. These disclosures are effective for fiscal years ending after June 15, 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including, information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998 and is not expected to change the Company's current segmentation of its business. The financial position and operating results of the Company will not be affected by this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Kaye Group Inc. (the "Company"), a Delaware corporation, formerly Old Lyme Holding Corporation ("Old Lyme"), is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments
- the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance"), which comprises the Insurance Companies and Claims Administration Corporation.


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

     Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities include debt servicing and public company expenses, including investor relations.

Results of Operations

Three Months ended March  31, 1998
compared with Three Months ended March 31, 1997

Insurance Brokerage Companies

     Loss before income taxes decreased by $447,000 (35%) to $821,000 in 1998 from $1,268,000 in 1997. The improved operating result was mainly due to decreased interest expense and an increase in contingency income earned on 1997 business, partially offset by higher salaries and related benefits, as discussed below.

     Total revenues in 1998 were $7,675,000 compared with $6,912,000 in 1997, or an increase of $763,000 (11%). This increase was the result of growth in commissions and fees-net of $738,000 (11%) and interest income of $25,000. Commission and fees-net increased mainly as a result of an increase in contingency commission of $939,000 due to the volume and profitability of 1997 premiums placed with certain insurance carriers, new business of $1,342,000 and the acquisition of Western Insurance Associates, Inc. which contributed approximately $438,000. The decreases to commission and fees-net were lost business of $1,308,000 and timing differences (primarily items to be billed in future quarters) of $673,000.

     Salaries and related benefits increased by $608,000 (13%) to $5,455,000 in 1998 compared to $4,847,000 in 1997. This increase was the result of the acquisition of Western Insurance Associates, Inc., in July 1997 and increased performance based compensation.

     Other operating expenses decreased by $142,000 (4%) to $3,041,000 in 1998 compared with $3,183,000 in 1997. This decrease was mainly due to expiration of management service contracts which expired in the third quarter of 1997, partially offset by the operating expenses of Western Insurance Associates, Inc.

     Interest expense decreased by $150,000 in 1998 as a result of the early payment of the $6,000,000 note payable to Kaye International L.P., in August 1997.

Property and Casualty Companies

     Income before income taxes increased in 1998 by $669,000 (36%) to $2,540,000 from $1,871,000 in 1997. The increase in operating result was due to increased net premiums earned and a recovery of a bad debt provision, as discussed below.

     Net premiums earned for 1998 increased by $903,000 (17%), to $6,131,000 from $5,228,000 in 1997. The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in several new programs established in the later part of 1997.

     Losses and loss expenses increased in 1998 by $338,000 (16%) to $2,346,000 from $2,008,000 in 1997. The loss ratio for 1998 and 1997 was 38%. The increase in absolute dollars was the result of increased premium volume.

     Acquisition costs and general and administrative expenses decreased in 1998 by $56,000 (2%) to $2,016,000 from $2,072,000 in 1997. The expense ratio
(acquisition costs and general and administrative expenses) for 1998 and 1997 was 33% and 40%, respectively. This decrease was due to a recovery of a bad debt provision and lower administrative charges. Exclusive of the recovery, the expense ratio for 1998 and 1997 would have been 36% and 40%, respectively.

Corporate

     Net expenses before income taxes increased in 1998 by $84,000 (40%) to $291,000 from $207,000 in 1997. This increase was the result of a provision recorded for investment decline, additional cost related to investor relations and increased interest expense on corporate debt.


Financial Condition and Liquidity

     Management believes that the Company's operating cash flow, along with the cash equivalents and short term investments will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs during the next twelve months and the foreseeable future. The Company has no capital commitments that are material individually or in the aggregate.

     Total assets decreased by $8,131,000 (6%) to $132,894,000 at March 31, 1998
from $141,025,000 at December 31, 1997. Total liabilities decreased by $8,852,000 (8%) to $97,005,000 at March 31, 1998 from $105,857,000 at December
31, 1997. Due to the cyclical nature of the business, premiums receivable and premiums payable fluctuate significantly from quarter to quarter. The collection of premiums receivable and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the renewal of the Residential Real Estate Programs effective December 20, accounted for the major portion of the decrease.

     Stockholders' equity increased by $721,000 to $35,889,000 at March 31, 1998, from $35,168,000 at December 31, 1997. The increase in equity resulted from net income of $971,000 partially offset by a decrease in unrealized appreciation of investments of $38,000 and dividends payable of $212,000.

     The Company's cash and cash equivalents increased by $407,000 for three months ended March 31, 1998. Operating activities provided cash of $3,593,000 primarily as a result of collection of a contingent commission receivable. Investing activities used cash of $1,958,000 for the purchase of new computer software and short term investments. Financing activities used cash of $1,228,000 for payments of dividends and notes payable.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. As of March 31, 1998, the Company had cash and short term investments of $36,464,000. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     The Company has available a $6,094,000 revolving line of credit with a bank, collateralized by the stock of the Insurance Companies. The proceeds are available for general operating needs and acquisitions. As of March 31, 1998, there was no unused portion of the revolving line of credit.


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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit
Number   Description

11       Statement regarding computation of earnings per share

27       Financial Data Schedule

     b) Reports on Form 8-K

          On January 7, 1998 the Company filed Form 8-K announcing several changes in its Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KAYE GROUP INC.
                                                     Registrant



May 13, 1998                                         /s/ Bruce D. Guthart
                                                     ---------------------
                                                     Bruce D. Guthart,
                                                     President & Chief
                                                     Executive Officer

May 13, 1998                                         /s/ Michael P. Sabanos
                                                     ------------------------
                                                     Michael P. Sabanos,
                                                     Senior Vice President &
                                                     Chief Financial Officer