Form 10-Q
period 1998-06-30
KAYE GROUP INC
filed 1998-08-13
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _____________

                         Commission file number 0-21988.

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

                        As of August 7, 1998 - 8,474,435

- Total number of pages filed including cover and under pages 20
- Exhibit index is located on page 19

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART  I  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
June 30, 1998 and December 31, 1997                                            3

Consolidated Statements of Income for the
three months and six months ended June 30, 1998 and 1997                       5

Consolidated Statements of Cash Flows for the
three months and six months ended June 30, 1998 and 1997                       7

Notes to Consolidated Financial Statements                                     8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                                 12

Safe Harbor Disclosure                                                        17

PART  II   OTHER  INFORMATION                                                 18

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                   (in thousands, except par value per share)


                                                                                 1998         1997
                                                                               ========     ========
                                                                              (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $29,896 and $22,322)                                     $ 31,655     $ 24,833
     Premiums and other receivables                                              78,611       32,790
     Prepaid expenses and other assets                                            1,465        1,385
                                                                               --------     --------
     Total current assets                                                       111,731       59,008

Fixed assets (net of accumulated depreciation of $5,014 and $4,553)               3,476        3,145
Expiration lists (net of accumulated amortization of $2,346 and $1,969)           4,307        4,702
Deferred income taxes                                                                            966
Other assets                                                                        261          181
                                                                               --------     --------
     Total assets - insurance brokerage companies                               119,775       68,002
                                                                               --------     --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1998, $40,905;
          1997, $41,529)                                                         41,308       42,099
     Equity securities, at market value (cost:1998, $871; 1997, $871)               958          981
     Short term investments, at cost, which approximates market value             2,150        3,430
                                                                               --------     --------
     Total investments                                                           44,416       46,510

Cash and cash equivalents                                                         8,893        6,409
Accrued interest and dividends                                                      788          882
Premiums receivable                                                               2,435        2,344
Premiums receivable - insurance brokerage companies                               1,726        3,185
Prepaid reinsurance premiums                                                        132          262
Reinsurance recoverable on unpaid losses and loss expenses                        2,486        2,811
Funds held under deposit contracts, at market value, which
     approximates cost                                                               50          173
Deferred acquisition costs                                                        2,650        3,939
Deferred income taxes                                                               596          379
Other assets                                                                      1,909        1,810
Intercompany receivable                                                              49
                                                                               --------     --------
     Total assets - property and casualty companies                              66,130       68,704
                                                                               --------     --------

CORPORATE
Cash and cash equivalents                                                           695           65
Prepaid expenses and other assets                                                    17          107
Prepaid income tax                                                                  735
Investments available-for-sale:
     Equity securities, at market value (cost:1998, $497, and 1997, $557)           500          442
Deferred income taxes                                                                             41
Intercompany receivable                                                           1,500        3,664
                                                                               --------     --------
     Total assets - corporate                                                     3,447        4,319
                                                                               --------     --------

     Total assets                                                              $189,352     $141,025
                                                                               ========     ========



See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                   (in thousands, except par value per share)


                                                                      1998         1997
                                                                    ========     ========
                                                                  (UNAUDITED)
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                               $ 99,688     $ 40,872
     Premiums payable - property and casualty companies                1,726        3,185
     Accounts payable and accrued liabilities                          5,814        7,983
     Notes payable                                                       375          434
     Deferred income taxes                                               395        1,063
     Intercompany payable                                              1,549        3,342
                                                                    --------     --------
     Total current liabilities                                       109,547       56,879
Notes payable                                                            521          654
Other liabilities                                                      1,130        1,466
                                                                    --------     --------
     Total liabilities-insurance brokerage companies                 111,198       58,999
                                                                    --------     --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                  19,702       19,126
     Unearned premium reserves                                         8,249       12,578
     Deposit contracts                                                    27          122
     Accounts payable and accrued liabilities                          7,605        6,661
     Reinsurance payable                                                  99          228
     Intercompany payable                                                322
                                                                    --------     --------
     Total liabilities - property and casualty companies              35,682       39,037
                                                                    --------     --------

CORPORATE
Current liabilities:
     Accounts payable and accrued liabilities                             60          774
     Loan payable                                                      1,109        1,875
     Deferred income taxes                                                11
     Income taxes payable                                                              16
                                                                    --------     --------
     Total current liabilities                                         1,180        2,665
Loan payable-long-term                                                 3,891        5,156
                                                                    --------     --------
     Total liabilities-corporate                                       5,071        7,821
                                                                    --------     --------

     Total liabilities                                               151,951      105,857
                                                                    --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          8,474 shares issued and outstanding                             85           85
     Paid - in capital                                                17,942       17,942
     Accumulated other comprehensive income, net of deferred
          income tax liability (1998, $168; 1997, $192)                  326          373
     Retained earnings                                                19,048       16,768
                                                                    --------     --------

Total stockholders' equity                                            37,401       35,168
                                                                    --------     --------

Total liabilities and stockholders' equity                          $189,352     $141,025
                                                                    ========     ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                                                            Three Months Ended          Six Months Ended
                                                                         ======================      ======================
                                                                           1998          1997          1998          1997
                                                                         ========      ========      ========      ========
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                          $  6,941      $  6,270      $ 13,898      $ 12,475
     Commissions and fees - net - Property and Casualty Companies             931           793         1,139         1,015
     Investment income                                                        372           237           882           722
                                                                         --------      --------      --------      --------

     Total revenues                                                         8,244         7,300        15,919        14,212
                                                                         --------      --------      --------      --------

Expenses:
     Salaries and benefits                                                  5,042         4,393        10,497         9,240
     Other operating expenses                                               3,008         3,174         6,049         6,357
                                                                         --------      --------      --------      --------

     Total operating expenses                                               8,050         7,567        16,546        15,597
                                                                         --------      --------      --------      --------

     Interest expense                                                                       150                         300
                                                                         --------      --------      --------      --------

     Income (loss) before income taxes-insurance brokerage companies          194          (417)         (627)       (1,685)
                                                                         --------      --------      --------      --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                   6,023         5,238         8,077         7,031
     Change in unearned premiums                                              122           241         4,199         3,676
                                                                         --------      --------      --------      --------

     Net premiums earned                                                    6,145         5,479        12,276        10,707
     Net investment income                                                    773           688         1,469         1,354
     Net realized gains on investments                                         21             6            33             6
     Other income                                                              64            61           127           118
                                                                         --------      --------      --------      --------

     Total revenues                                                         7,003         6,234        13,905        12,185
                                                                         --------      --------      --------      --------

Expenses:
     Losses and loss expenses                                               2,227         2,086         4,573         4,094
     Acquisition costs and general and administrative expenses              2,212         2,282         4,228         4,354
                                                                         --------      --------      --------      --------

     Total expenses                                                         4,439         4,368         8,801         8,448
                                                                         --------      --------      --------      --------

     Income before income taxes-property and casualty companies             2,564         1,866         5,104         3,737
                                                                         --------      --------      --------      --------

CORPORATE
Revenues:
     Net investment income (loss)                                             (20)           11           (49)           14

Expenses:
     Other operating expenses                                                  86            75           200           161

     Interest expense                                                         103           131           251           255
                                                                         --------      --------      --------      --------

     Net expenses before income taxes-corporate                              (209)         (195)         (500)         (402)
                                                                         --------      --------      --------      --------


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                    UNAUDITED


                                                                            Three Months Ended          Six Months Ended
                                                                         ======================      ======================
                                                                           1998          1997          1998          1997
                                                                         ========      ========      ========      ========
Income before income taxes and  minority interest                           2,549         1,254         3,977         1,650
                                                                         --------      --------      --------      --------

Provision (benefit) for income taxes

     Current                                                                   23           (70)        1,115           431
     Deferred                                                                 792           446           157            64
                                                                         --------      --------      --------      --------

     Total provision for income taxes                                         815           376         1,272           495
                                                                         --------      --------      --------      --------

Income before minority interest                                             1,734           878         2,705         1,155

Minority interest                                                                           154                         203
                                                                         --------      --------      --------      --------

Net income                                                                  1,734           724         2,705           952
                                                                         ========      ========      ========      ========

EARNINGS PER SHARE

     Basic                                                               $   0.20      $   0.10      $   0.32      $   0.13
                                                                         ========      ========      ========      ========

     Diluted                                                             $   0.20      $   0.10      $   0.31      $   0.13
                                                                         ========      ========      ========      ========

Weighted average of shares outstanding - basic                              8,474         7,020         8,474         7,020
                                                                         ========      ========      ========      ========

Weighted average shares outstanding and
share equivalents outstanding - diluted                                     8,595         7,020         8,595         7,020
                                                                         ========      ========      ========      ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                    UNAUDITED

                                                                1998          1997
                                                              ========      ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  2,705      $    952
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Deferred acquisition costs                                     1,289         1,125
  Amortization of bond premium - net                               318           343
  Deferred income taxes                                            157            64
  Net realized (gains) losses on investments                        27            (6)
  Depreciation and amortization expense                            751           748
  Minority interest                                                203
  Change in assets and liabilities:
      Accrued interest and dividends                                94            43
      Premiums and other receivables                           (43,897)        3,800
      Prepaid expenses and other assets                           (153)        1,651
      Unpaid losses and loss expenses                              576         1,511
      Unearned premium reserves                                 (4,329)       (3,659)
      Premiums payable                                          57,228        (1,843)
      Income taxes payable                                        (749)         (568)
      Accounts payable and accrued liabilities                  (1,416)         (485)
                                                              --------      --------

      Net cash provided by operating activities                 12,601         3,879
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
  Purchase of fixed maturities                                  (6,902)       (5,057)
  Purchase of equity securities                                   (200)         (600)
  Purchase of short term investments                             1,280        (1,664)
  Maturities of fixed maturities                                 2,865         2,345
  Sales of fixed maturities                                      4,350         1,639
  Sales of equity securities                                       200           300
Funds held under deposit contracts:
  Sales of short term investments                                  123         1,465
  Sales of fixed maturities                                        802
  Maturities of fixed maturities                                   350
Purchase of fixed assets                                        (1,236)         (855)
Acquisition payments                                              (402)
                                                              --------      --------

      Net cash provided by (used in) investing activities           78        (1,275)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                                   (95)       (2,272)
Notes payable-repayment                                         (7,223)         (319)
Proceeds from borrowings                                         5,000           612
Payment of dividends                                              (425)         (351)
Payment of dividends to minority stockholders                      (75)
                                                              --------      --------

      Net cash used in financing activities                     (2,743)       (2,405)
                                                              --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          9,936           199
Cash and cash equivalents at beginning of period                31,307        27,959
                                                              --------      --------

Cash and cash equivalents at end of period                    $ 41,243      $ 28,158
                                                              ========      ========

Supplemental cash flow disclosure:
      Interest expense                                        $    251      $    555
       Income taxes                                           $  1,866      $  1,000


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results for the full year.

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

2)   Organization

     Effective October 2, 1995 Old Lyme Holding Corporation ("Old Lyme") combined its operations with the insurance brokerage operations (the "Retail Brokerage Business") of Kaye International L.P. ("KILP") and changed its name to Kaye Group Inc. (the "Company"). KILP was the Company's largest stockholder. On December 30, 1997, the stockholders of the Company approved a restructuring that merged Kaye Holding Corp. ("KHC") (a subsidiary) into the Company. This eliminated KILP's minority interest in KHC of $6,191,000 at December 31, 1997 and increased stockholders' equity of the Company by the same amount. The merger was accounted for as a transfer and exchange between entities under common control. Accordingly, common stock of Kaye Group Inc. issued in exchange for the KHC shares was accounted for by using the closing NASDAQ market price on (the effective date of the merger) October 24, 1997 ($7.00). This increased the number of shares of common stock by 1,454,435 at the par value $.01, per share, or $14,544. Paid-in capital was increased by $10,166,000 which was the difference between the market value per share and the par value per share. Minority interest in KHC was eliminated as a result of the merger and retained earnings of Kaye Group Inc. was reduced to account for the difference between the market value of the shares issued, and the book value of the minority interest in KHC.

     For further details of the combination, reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as previously filed with the Securities and Exchange Commission ("SEC").

     Effective May 12, 1998 KILP, the Company's largest stockholder, was dissolved, and its shares in the Company were distributed to its partners.

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

                                 Three Months Ended June 30,    Six Months Ended June 30,
                                 ---------------------------    -------------------------
                                      1998         1997             1998         1997
                                    -------      -------          -------      -------
NET INCOME                          $ 1,734      $   724          $ 2,705      $   952

Net comprehensive (loss) income          (9)         101              (47)          23
                                    -------      -------          -------      -------

COMPREHENSIVE INCOME                $ 1,725      $   825          $ 2,658      $   975
                                    =======      =======          =======      =======

4)   Notes Payable

     On June 23, 1998, the Company paid in full the $6,094,000 bank revolving line of credit, and replaced it with a $5,000,000 term loan (the "Loan") with another bank. The Loan is collateralized by the stock of the Property and Casualty Companies. The Loan bears interest at a fixed rate per year of 7.8%. In addition, the Company has available a $4,500,000 revolving line of credit with the same bank, collateralized by the stock of the Property and Casualty
Companies. The proceeds are available for general operating needs and acquisitions. As of June 30, 1998, no amount is outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of 0.05% on the unused balance. Among other covenants, the Loan agreement requires maintenance of minimum consolidated GAAP net worth, statutory surplus, ratio of net premiums written to surplus, and minimum debt service coverage. As of June 30, 1998, the Company is in compliance with the covenants of the Loan agreement.

     The Company's required payments on the Loan for the respective years are $544,000 in 1998, $1,153,000 in 1999, $1,245,000 in 2000, $1,345,000 in 2001,
and $713,000 in 2002.  Interest  expense for the loans  mentioned  above for the three months ended June 30, 1998 and 1997 were $103,000 and $131,000 respectively, and for the six months ended June 30, 1998 and 1997 were $251,000 and $255,000, respectively.

5)   Earnings Per Share

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

6)   Dividends

     On June 19, 1998, the Board of Directors declared a quarterly dividend of $.025 per share, payable July 20, 1998 to stockholders of record on June 30, 1998.

7)   Contingent Liabilities

     In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims will not have a material adverse effect on the consolidated financial position of the Company.

8)   New Accounting Standards

     In  February  1997,  the SEC issued  Financial  Reporting  Release  No. 48,
Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments ("FRR No. 48").

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of June 30, 1998, the Company has no derivative financial instruments.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments which investors can use to better understand and evaluate market risk exposures of registrants. The Company will adopt the disclosure requirements of this pronouncement for the year ended December 31, 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB') issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including, information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998 and is not expected to change the Company's current segmentation of its business. The financial position and operating results of the Company will not be affected by this statement.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998 the Company has no derivative financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations General

     The Company, a Delaware corporation, formerly Old Lyme is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance"), which comprises the Insurance Companies and Claims Administration Corporation.

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

Results of Operations


Three months ended June 30, 1998
compared with three months ended June 30, 1997

Net Income

     Net Income for the three months ended June 30, 1998 increased by $1,010,000 to $1,734,000 or basic earnings per share of $0.20 compared to $724,000 or $0.10 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before taxes increased by $611,000 to $194,000 in 1998 from a loss of $417,000 in 1997. The improved operating result was primarily due to increased revenues offset by an increase in salaries and benefits, as discussed below.

     Total revenues in 1998 were $8,244,000 compared with $7,300,000 in 1997, an increase of $944,000 (13%). Gross commissions and fees grew by $1,206,000 (14%) as a result of the July, 1997 acquisition of Western Insurance Associates, Inc. and the introduction of new programs. The commission expense rate incurred to produce new and renewal business increased from 18% to 20%. Investment income increased by $135,000 (57%) primarily due to collection efficiencies resulting from a longer holding period for fiduciary investments.

     Salaries and benefits increased by $649,000 (15%) to $5,042,000 in 1998 compared to $4,393,000 in 1997. The increase was the result of the July, 1997 acquisition of Western Insurance Associates, Inc. and accrued incentive based compensation.

     Other operating expenses decreased by $166,000 (5%) to $3,008,000 in 1998 compared with $3,174,000 in 1997. This decrease was mainly due to reduced consulting expenses, insurance costs, and outside rating service fees.

     Interest expense decreased by $150,000 as a result of the early payment of the $6,000,000 note payable to KILP in August, 1997.

Property and Casualty Companies

     Income before income taxes increased by $698,000 (37%) to $2,564,000 in 1998 from $1,866,000 in 1997. The increase in operating result was due to the increase in net premiums earned and investment income, as well as the decrease in the combined ratio.

     Net premiums earned for 1998 increased by $666,000 (12%) to $6,145,000 from $5,479,000 in 1997. The Company's efforts to broaden the distribution network of the Programs and coverage types contributed to the growth of premium volume.

     Net investment income for 1998 increased by $85,000 (12%) to $773,000 from $688,000 in 1997. This increase was due to the increase in investments.

     The loss ratio decreased to 36% in 1998 from 38% in 1997. The decrease was due to an increase in premiums earned from the excess loss reinsurance treaty which generally experiences a lower loss ratio.

     The expense ratio (acquisition costs and general and administrative expenses) decreased to 36% in 1998 from 42% in 1997. The decrease was due to lower administrative charges.

Corporate

     Net expenses before income taxes increased in 1998 by $14,000 compared to 1997.


Six months ended June 30, 1998
compared with six months ended June 30, 1997

Net Income

     Net income for the six months ended June 30, 1998 increased by $1,753,000 to $2,705,000 or basic earnings per share of $0.32 compared to $952,000 or $0.13 for the same period last year as explained below.

Insurance Brokerage Companies

     Loss before income taxes decreased by $1,058,000 (63%) to $627,000 in 1998 from $1,685,000 in 1997. The improved operating result was due to increased revenues offset by the increase in salaries and benefits, as discussed below.

     Total revenues in 1998 were $15,919,000 compared with $14,212,000 in 1997, an increase of $1,707,000 (12%). Gross commission and fees grew by $1,930,000 (12%) mainly as a result of an increase in contingency commission of $933,000 due to volume and profitability of 1997 premiums placed with certain insurance carriers, the July, 1997 acquisition of Western Insurance Associates, Inc., and the introduction of new programs, offset by lost business exceeding new business, and continued price reductions on renewal business. The commission expense rate incurred to produce new and renewal business increased from 16% to 18%. Investment income increased in 1998 by $160,000 (22%) primarily due to collection efficiencies resulting in a longer holding period for fiduciary investments.

     Salaries and benefits increased by $1,257,000 (14%) to $10,497,000 in 1998 compared to $9,240,000 in 1997. This increase was primarily due to the July, 1997 acquisition of Western Insurance Associates, Inc. and accrued incentive based compensation.

     Other operating expenses decreased by $308,000 (5%) to $6,049,000 in 1998 compared with $6,357,000 in 1997. This decrease was the result of reduced consulting expenses, insurance costs, outside rating service costs, and lower finance charges related to premium finance arrangements.

     Interest expense decreased by $300,000 as a result of the early payment of the $6,000,000 note payable to KILP in August, 1997.

Property and Casualty Companies

     Income before income taxes increased by $1,367,000 (37%) to $5,104,000 in 1998 from $3,737,000 in 1997. The increase in operating result was due to an increase in net premiums earned and investment income, as well as a decrease in the combined ratio.

     Net premiums earned for 1998 increased by $1,569,000 (15%) to $12,276,000 from $10,707,000 in 1997. The Company's efforts to broaden the distribution network of the Programs and coverage types contributed to the growth of premium volume.

     Net investment income for 1998 increased by $115,000 (8%) to $1,469,000 from $1,354,000 in 1997. This increase was due to the increase in investments.

     The loss ratio decreased to 37% in 1998 from 38% in 1997. The decrease was due to an increase in premiums earned from the excess loss reinsurance treaty which traditionally experiences a lower loss ratio.

     The expense ratio (acquisition costs and general and administrative expenses) for 1998 and 1997 was 34% and 41%, respectively. Exclusive of a bad debt recovery, the expense ratio would have been 36% and 41%, respectively. This decrease was due to lower acquisition and administrative charges.

Corporate

     Net expenses before income taxes increased in 1998 by $98,000 (24%) to $500,000 from $402,000 in 1997. This increase was the result of a provision for investment decline and costs related to the restructuring of debt.

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

     Total assets  increased by $48,327,000  (34%) to  $189,352,000  at June 30,
1998 from $141,025,000 at December 31, 1997. Total liabilities increased by $46,094,000 (44%) to $151,951,000 at June 30, 1998 from $105,857,000 at December
31, 1997. Due to the cyclical  nature of the business,  premiums  receivable and premiums payable fluctuate significantly from quarter to quarter. The significant increase this quarter was due to an early billing of certain Medical Malpractice Program premiums.

     Stockholders' equity increased by $2,233,000 to $37,401,000 at June 30, 1998, from $35,168,000 at December 31, 1997. The increase in equity resulted from net income of $2,705,000 partially offset by a decrease in net unrealized appreciation of investments of $47,000 and dividends paid of $425,000.

     The Company's cash and cash equivalents increased by $9,936,000 for the six months ended June 30, 1998. Operating activities provided cash of $12,601,000 primarily as a result of premiums received from assureds not yet paid to insurance markets. Investing activities provided cash of $78,000 from the sale and maturity of investments offset by fixed asset purchases (primarily software) and acquisition payments. Financing activities used cash of $2,743,000 for payments of dividends and loan restructuring, including a reduction of $1,100,000 of corporate debt.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of June 30, 1998, the Company had cash and short term investments of $43,393,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     The Company paid off its revolving credit line of $6,094,000 early, and replaced it with a term loan of $5,000,000, at an interest rate reduction of approximately 50 basis points, thereby reducing debt by $1,100,000. In addition, the Company has available a $4,500,000 revolving line of credit with a bank. Both lines are collateralized by the stock of the Property and Casualty
Companies. The proceeds are available for general operating needs and acquisitions. As of June 30, 1998, no amount is outstanding on the revolving line of credit.

Safe Harbor Disclosure

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the SEC include, but are not limited to, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe", "anticipate", "project", "plan", "expect" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders The Annual Meeting of Stockholders of the Company was held May 11, 1998 (the "Meeting"). At the Meeting, the following eight directors were nominated for and elected to serve as members of the Board of Directors of the Company until the Company's next Annual Meeting or until their successors are duly elected and qualified:

           Nominee                                          Votes for
           -------                                          ---------
           Bruce D. Guthart                                 6,618,310
           Howard Kaye                                      6,618,310
           Michael P. Sabanos                               6,618,310
           Robert L. Barbanell                              6,618,310
           Richard B. Butler                                6,618,310
           Elliot Cooperstone                               6,618,310
           David Ezekiel                                    6,618,310
           Ned L. Sherwood                                  6,618,310

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits


Exhibit
Number              Description
------              -----------

11                  Statement regarding computation of earnings per share

27                  Financial Data Schedule

     b) Reports on Form 8-K

                    There were no reports filed on Form 8-K during the period April 1, 1998 to June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KAYE GROUP INC.
                                   Registrant



August 11, 1998                   /s/ Bruce D. Guthart
                                  ----------------------------------------------
                                  Bruce D. Guthart, President &
                                  Chief Executive Officer

August 11, 1998                   /s/ Michael P. Sabanos
                                  ----------------------------------------------
                                  Michael P. Sabanos, Senior Vice President &
                                  Chief Financial Officer