Form 10-Q
period 1998-09-30
KAYE GROUP INC
filed 1998-11-16
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

                       As of November 6, 1998 - 8,474,435

-    Total number of pages filed including cover and under pages 23
-    Exhibit index is located on page 19

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at
September 30, 1998 and December 31, 1997                                    3

Consolidated Statements of Income for the
three months and nine months ended September 30, 1998 and 1997              5

Consolidated Statements of Cash Flows for the
nine months ended September 30, 1998 and 1997                               7

Notes to Consolidated Financial Statements                                  8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                              12

Year 2000 Compliance                                                       16

Safe Harbor Disclosure                                                     18

PART II OTHER INFORMATION                                                  19

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                   (in thousands, except par value per share)


                                                                                     1998               1997
                                                                                   --------           --------
                                                                                  (UNAUDITED)
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
  Cash and cash equivalents
    (including short term investments, and funds held in a fiduciary
    capacity of $28,915 and $22,322)                                               $ 29,199           $ 24,833
  Premiums and other receivables                                                     49,249             32,790
  Prepaid expenses and other assets                                                   2,018              1,385
                                                                                   --------           --------
  Total current assets                                                               80,466             59,008

Fixed assets (net of accumulated depreciation of $5,292 and $4,553)                   3,622              3,145
Intangible assets (net of accumulated amortization of $2,431and $1,969)               6,351              4,702
Deferred income taxes                                                                                      966
   Other assets                                                                         208                181
                                                                                   --------           --------
  Total assets - insurance brokerage companies                                       90,647             68,002
                                                                                   --------           --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
  Fixed maturities, at market value (amortized cost: 1998, $36,456;
    1997, $41,529)                                                                   37,223             42,099
  Equity securities, at market value (cost:1998, $646; 1997, $871)                      750                981
  Short term investments, at cost, which approximates market value                    3,730              3,430
                                                                                   --------           --------
  Total investments                                                                  41,703             46,510

Cash and cash equivalents                                                            18,259              6,409
Accrued interest and dividends                                                          871                882
Premiums receivable                                                                   1,083              2,344
Premiums receivable - insurance brokerage companies                                      51              3,185
Prepaid reinsurance premiums                                                             66                262
Reinsurance recoverable on unpaid losses and loss expenses                            3,040              2,811
Funds held under deposit contracts, at market value, which
  approximates cost                                                                                        173
Deferred acquisition costs                                                            2,802              3,939
Deferred income taxes                                                                   500                379
   Other assets                                                                       1,749              1,810
Intercompany receivable                                                                 185
                                                                                   --------           --------
  Total assets - property and casualty companies                                     70,309             68,704
                                                                                   --------           --------

CORPORATE
Cash and cash equivalents                                                               168                 65
Prepaid expenses and other assets                                                       270                107
Investments available-for-sale:
  Equity securities, at market value (cost:1998, $497, and 1997, $557)                  487                442
Deferred income taxes                                                                                       41
Intercompany receivable                                                               2,335              3,664
                                                                                   --------           --------
  Total assets - corporate                                                            3,260              4,319
                                                                                   --------           --------

  Total assets                                                                     $164,216           $141,025
                                                                                   ========           ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                   (in thousands, except par value per share)

                                                                                    1998                 1997
                                                                                  --------             --------
                                                                                 (UNAUDITED)
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
  Premiums payable                                                                $ 67,100             $ 40,872
  Premiums payable - property and casualty companies                                    51                3,185
  Accounts payable and accrued liabilities                                           7,803                7,983
  Notes payable                                                                        818                  434
  Deferred income taxes                                                                419                1,063
  Intercompany payable                                                               2,520                3,342
                                                                                  --------             --------
  Total current liabilities                                                         78,711               56,879
Notes payable                                                                          550                  654
Other liabilities                                                                    1,973                1,466
                                                                                  --------             --------
  Total liabilities-insurance brokerage companies                                   81,234               58,999
                                                                                  --------             --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
  Unpaid losses and loss expenses                                                   20,988               19,126
  Unearned premium reserves                                                          8,994               12,578
  Accounts payable and accrued liabilities                                           7,814                6,661
  Other liabilities                                                                      2                  350
  Intercompany payable                                                                                      322
                                                                                  --------             --------
  Total liabilities - property and casualty companies                               37,798               39,037
                                                                                  --------             --------

CORPORATE
Current liabilities:
  Accounts payable and accrued liabilities                                             194                  774
  Note and loan payable                                                              1,351                1,875
  Deferred income taxes                                                                 12
  Income taxes payable                                                                 298                   16
                                                                                  --------             --------
  Total current liabilities                                                          1,855                2,665
Loan payable-long-term                                                               3,602                5,156
                                                                                  --------             --------
  Total liabilities-corporate                                                        5,457                7,821
                                                                                  --------             --------

  Total liabilities                                                                124,489              105,857
                                                                                  --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000 shares authorized;
    none issued or outstanding
  Common stock, $.01 par value; 20,000 shares authorized;
    8,474 shares issued and outstanding                                                 85                   85
  Paid - in capital                                                                 17,942               17,942
  Accumulated other comprehensive income, net of deferred
    income tax liability (1998, $293; 1997, $192)                                      568                  373
  Retained earnings                                                                 21,132               16,768
                                                                                  --------             --------

  Total stockholders' equity                                                        39,727               35,168
                                                                                  --------             --------

  Total liabilities and stockholders' equity                                      $164,216             $141,025
                                                                                  ========             ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     For the three months and nine months ended September 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                                                                   Three Months Ended           Nine Months Ended
                                                                                 ----------------------      ----------------------
                                                                                   1998          1997          1998          1997
                                                                                 --------      --------      --------      --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                                  $  9,525      $  9,442      $ 25,144      $ 23,260
     Investment income                                                                657           560         1,539         1,282
                                                                                 --------      --------      --------      --------

     Total revenues                                                                10,182        10,002        26,683        24,542
                                                                                 --------      --------      --------      --------

Expenses:
     Salaries and benefits                                                          5,480         5,122        16,559        14,690
     Other operating expenses                                                       3,455         3,580         9,504         9,937
                                                                                 --------      --------      --------      --------

     Total operating expenses                                                       8,935         8,702        26,063        24,627
                                                                                 --------      --------      --------      --------

     Interest expense                                                                  21           100            21           400
                                                                                 --------      --------      --------      --------

     Income (loss) before income taxes-insurance brokerage companies                1,226         1,200           599          (485)
                                                                                 --------      --------      --------      --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                           7,069         6,292        15,146        13,323
     Change in unearned premiums                                                     (812)         (333)        3,387         3,343
                                                                                 --------      --------      --------      --------

     Net premiums earned                                                            6,257         5,959        18,533        16,666
     Net investment income                                                            729           673         2,198         2,027
     Net realized gains on investments                                                 49            10            82            16
     Other income                                                                       3            62           130           181
                                                                                 --------      --------      --------      --------

     Total revenues                                                                 7,038         6,704        20,943        18,890
                                                                                 --------      --------      --------      --------

Expenses:
     Losses and loss expenses                                                       2,175         2,561         6,748         6,655
     Acquisition costs and general and administrative expenses                      2,644         2,472         6,872         6,826
                                                                                 --------      --------      --------      --------

     Total expenses                                                                 4,819         5,033        13,620        13,481
                                                                                 --------      --------      --------      --------

     Income before income taxes-property and casualty companies                     2,219         1,671         7,323         5,409
                                                                                 --------      --------      --------      --------

CORPORATE
Revenues:
     Net investment income (loss)                                                      10            37           (39)           51

Expenses:
     Other operating expenses                                                          33            93           233           254

     Interest expense                                                                  98           133           349           388
                                                                                 --------      --------      --------      --------

     Net expenses before income taxes-corporate                                      (121)         (189)         (621)         (591)
                                                                                 --------      --------      --------      --------


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     For the three months and nine months ended September 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                    UNAUDITED

                                                                                Three Months Ended              Nine Months Ended
                                                                              ----------------------          ---------------------
                                                                               1998            1997            1998           1997
                                                                              ------          ------          ------         ------
Income before income taxes and  minority interest                              3,324           2,682           7,301          4,333
                                                                              ------          ------          ------         ------

Provision (benefit) for income taxes

     Current                                                                   1,032           1,041           2,147          1,472
     Deferred                                                                     (4)           (236)            153           (172)
                                                                              ------          ------          ------         ------

     Total provision for income taxes                                          1,028             805           2,300          1,300
                                                                              ------          ------          ------         ------

Income before minority interest                                                2,296           1,877           5,001          3,033

Minority interest                                                                                330                            534
                                                                              ------          ------          ------         ------

Net income                                                                     2,296           1,547           5,001          2,499
                                                                              ======          ======          ======         ======

EARNINGS PER SHARE

     Basic                                                                    $ 0.27          $ 0.22          $ 0.59         $ 0.36
                                                                              ======          ======          ======         ======

     Diluted                                                                  $ 0.27          $ 0.22          $ 0.58         $ 0.36
                                                                              ======          ======          ======         ======

Weighted average of shares outstanding - basic                                 8,474           7,020           8,474          7,020
                                                                              ======          ======          ======         ======

Weighted average shares outstanding and
share equivalents outstanding - diluted                                        8,591           7,020           8,594          7,020
                                                                              ======          ======          ======         ======


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                    UNAUDITED

                                                                                    1998                  1997
                                                                                  --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  5,001              $  2,499
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Deferred acquisition costs                                                       1,137                 1,113
    Amortization of bond premium - net                                                 488                   483
    Deferred income taxes                                                              153                  (172)
    Net realized gains on investments                                                  (22)                  (16)
    Depreciation and amortization expense                                            1,202                 1,205
    Minority interest                                                                                        534
    Change in assets and liabilities:
       Accrued interest and dividends                                                   11                   109
       Premiums and other receivables                                              (12,005)               23,540
       Prepaid expenses and other assets                                              (783)               (2,230)
       Unpaid losses and loss expenses                                               1,862                 2,979
       Unearned premium reserves                                                    (3,584)               (3,386)
       Premiums payable                                                             22,868               (23,265)
       Income taxes payable                                                            282                   472
       Accounts payable and accrued liabilities                                        446                 3,640
                                                                                  --------              --------

       Net cash provided by operating activities                                    17,056                 7,505
                                                                                  --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
Purchase of fixed maturities                                                        (7,161)              (10,014)
Purchase of equity securities                                                         (200)                 (500)
Purchase of short term investments                                                    (300)               (2,314)
Maturities of fixed maturities                                                       3,982                 4,127
Sales of fixed maturities                                                            7,852                 5,097
Sales of equity securities                                                             425                   600
Funds held under deposit contracts:
Purchase of fixed maturities                                                                                (778)
Sales of short term investments                                                        173                 2,467
Sales of fixed maturities                                                                                    905
Maturities of fixed maturities                                                                               350
Purchase of fixed assets                                                            (1,656)               (1,118)
Acquisition payments                                                                (1,294)                 (609)
                                                                                  --------              --------

       Net cash provided by (used in) investing activities                           1,821                (1,787)
                                                                                  --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                                                      (122)               (2,596)
Notes and loan payable-repayment                                                    (7,638)               (6,619)
Proceeds from borrowings                                                             5,839                   612
Payment of dividends                                                                  (637)                 (526)
Payment of dividends to minority stockholders                                                               (113)
                                                                                  --------              --------

       Net cash used in financing activities                                        (2,558)               (9,242)
                                                                                  --------              --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             16,319                (3,524)
Cash and cash equivalents at beginning of period                                    31,307                27,959
                                                                                  --------              --------

Cash and cash equivalents at end of period                                        $ 47,626              $ 24,435
                                                                                  ========              ========

Supplemental cash flow disclosure:
      Interest expense                                                            $    328              $    788
       Income taxes                                                               $  1,866              $  1,000


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 are unaudited, and have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results for the full year.

     These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Form 10-K. The December 31, 1997 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain prior year information has been reclassified to conform with the 1998 presentation. In order to more accurately present Insurance Brokerage Companies salaries and benefits, the Company has reclassified employee producer commission expense to salaries and benefits on the Consolidated Statements of Income for all periods presented. Previously, this expense was netted against commissions and fees-net. The amount of the reclassification for the three months ended September 30, 1998 and 1997 was $301,000 and $278,000, respectively, and for the nine months ended September 30, 1998 and 1997 was $883,000 and $605,000, respectively. In addition, commissions and fees earned by the Insurance Brokerage Companies from the Property and Casualty Companies for the three months ended September 30, 1998 and 1997 were $1,233,000 and $1,111,000, respectively, and for the nine months ended September 30, 1998 and 1997 were $2,372,000 and $2,140,000, respectively, and are now included in commission and fees-net. Previously, commissions and fees-net from the Property and Casualty Companies were presented separately on the Consolidated Statements of Income.

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

     Effective May 12, 1998 KILP, the Company's then largest stockholder, was dissolved, and its shares in the Company were distributed to its partners.

3)   Changes in Accounting Policies

     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                               ------------------------            ------------------------
                                                1998              1997              1998              1997
                                               ------            ------            ------            ------
                                                                      (in thousands)
NET INCOME                                     $2,296            $1,547            $5,001            $2,499

Net comprehensive income
     - net unrealized gains, net of
       deferred income tax liability              242               147               195               170
                                               ------            ------            ------            ------

COMPREHENSIVE INCOME                           $2,538            $1,694            $5,196            $2,669
                                               ======            ======            ======            ======

4)   Loan Payable

     On June 23, 1998, the Company paid in full the $6,094,000 bank revolving line of credit, and replaced it with a $5,000,000 term loan (the "Loan") with another bank. The Loan is collateralized by the stock of the Property and Casualty Companies. The Loan bears interest at a fixed rate per year of 7.8%. At September 30, 1998, $4,731,000 was outstanding under this term loan. In addition, the Company has available a $4,500,000 revolving line of credit with the same bank, collateralized by the stock of the Property and Casualty
Companies. The proceeds are available for general operating needs and acquisitions. As of September 30, 1998, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of 0.05% on the unused balance. Among other covenants, the Loan agreement requires maintenance of minimum consolidated GAAP net worth, statutory surplus, ratio of net premiums written to surplus, and minimum debt service coverage. As of September 30, 1998, the Company was in compliance with the covenants of the Loan agreement.

     The Company's required payments on the Loan for the respective years are $275,000 in 1998, $1,153,000 in 1999, $1,245,000 in 2000, $1,345,000 in 2001,
and $713,000 in 2002.  Interest  expense for the loans  mentioned  above for the three  months  ended  September  30,  1998 and 1997 were  $98,000  and  $133,000 respectively, and for the nine months ended September 30, 1998 and 1997 were $349,000 and $388,000, respectively.

5)   Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share which requires an enterprise to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary earnings per share from the prior standard. For all periods previously reported by the Company, basic earnings per share is the same as primary earnings per share, since the impact of the Company's common stock equivalents for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted earnings per share include the effect of all potentially dilutive securities.

     Net income per share has been computed as follows:

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                       ------------------------            ------------------------
                                                        1998              1997              1998              1997
                                                       ------            ------            ------            ------
                                                               (in thousands, except per share amounts)
Net Income (numerator)                                 $2,296            $1,547            $5,001            $2,499
                                                       ======            ======            ======            ======

Weighted average common and effect
     of dilutive shares used in the
     computation of net income per
     share:
     Average shares outstanding
             -basic (denominator)                       8,474             7,020             8,474             7,020
     Effect of dilutive shares                            117                --               120                --
                                                       ------            ------            ------            ------
     Average shares outstanding
             -diluted (denominator)                     8,591             7,020             8,594             7,020

Net income per common share:
     Basic                                             $ 0.27            $ 0.22            $ 0.59            $ 0.36
     Diluted                                             0.27              0.22              0.58              0.36

6)   Dividends

     On September 21, 1998, the Board of Directors declared a quarterly dividend of $.025 per share, payable October 20, 1998 to stockholders of record on September 30, 1998.

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

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of September 30, 1998, the Company has no derivative financial instruments.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments, which investors can use to better understand and evaluate market risk exposures of registrants. The Company will adopt the disclosure requirements of this pronouncement for the year ending December 31, 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB') issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998 and is not expected to change the Company's current segmentation of its business. The financial position and operating results of the Company will not be affected by this statement.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998 the Company has no derivative financial instruments. The financial position and operating results of the Company will not be affected by this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company, a Delaware corporation, formerly Old Lyme, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance"), which comprises the Insurance Companies and Claims Administration Corporation.

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

Results of Operations

Three months ended September 30, 1998
compared with three months ended September 30, 1997

Net Income

     Net Income for the three months ended September 30, 1998 increased by $749,000 to $2,296,000 or basic earnings per share of $0.27 compared to $1,547,000 or $0.22 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $26,000 to $1,226,000 in 1998 from $1,200,000 in 1997. The improved operating result was primarily due to increased revenues offset by an increase in salaries and benefits, as discussed below.

     Total revenues in 1998 were $10,182,000 compared with $10,002,000 in 1997, an increase of $180,000 (2%). Gross commissions and fees grew by $374,000 (3%) as a result of new business exceeding lost business and acquisitions made during the third quarter of 1998. The commission expense rate incurred to produce new and renewal business increased from 17% to 19%. Investment income increased by $97,000 (17%) primarily due to collection efficiencies resulting from a longer holding period for fiduciary investments.

     Salaries and benefits increased by $358,000 (7%) to $5,480,000 in 1998 compared to $5,122,000 in 1997. The increase was the result of salary increments and acquisitions.

     Other operating expenses decreased by $125,000 (3%) to $3,455,000 in 1998 compared with $3,580,000 in 1997. The decrease was mainly due to the expiration of certain management service contracts.

     Interest expense decreased by $79,000 as a result of the early payment of the $6,000,000 note payable to KILP in August, 1997.

Property and Casualty Companies

     Income before income taxes increased by $548,000 (33%) to $2,219,000 in 1998 from $1,671,000 in 1997. The increase in operating result was due to increased net premiums earned, investment income, and a reduced combined ratio.

     Net premiums earned for 1998 increased by $298,000 (5%) to $6,257,000 from $5,959,000 in 1997. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income increased by $56,000 (8%) to $729,000 from $673,000 in 1997. This increase was due to an increase in investments generated by cash flow from operations.

     The loss ratio (loss incurred expressed as a percentage of net premium earned) decreased to 35% in 1998 from 43% in 1997. The decrease was due to an increase in premiums earned from the excess loss reinsurance treaty which generally experiences a lower loss ratio coupled with a decrease in property loss frequency in 1998.

     The expense ratio increased to 42% in 1998 from 41% in 1997. The increase was due to accrued incentive based compensation.

Corporate

     Net expenses before income taxes decreased in 1998 by $68,000 (36%) to $121,000 from $189,000 in 1997. This decrease was the result of lower interest expense due the restructuring of corporate debt and lower insurance costs partially offset by lower investment income.

Nine months ended September 30, 1998
compared with nine months ended September 30, 1997

Net Income

     Net income for the nine months ended September 30, 1998 increased by $2,502,000 to $5,001,000 or basic earnings per share of $0.59 compared to $2,499,000 or $0.36 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $1,084,000 to $599,000 in 1998 from a loss of $485,000 in 1997. The improved operating result was due to increased revenues offset by the increase in salaries and benefits, as discussed below.

     Total revenues in 1998 were $26,683,000 compared with $24,542,000 in 1997, an increase of $2,141,000 (9%). Gross commission and fees grew by $2,304,000 (8%) mainly as a result of acquistions and an increase in contingency commissions due to volume and profitability of 1997 premiums placed with certain insurance carriers. The commission expense rate incurred to produce new and renewal business increased from 15% to 16%. Investment income increased in 1998 by $257,000 (20%) primarily due to collection efficiencies resulting in a longer holding period for fiduciary investments.

     Salaries and benefits  increased by $1,869,000 (13%) to $16,559,000 in 1998
compared  to   $14,690,000   in  1997.   This  increase  was  primarily  due  to
acquisitions, salary increments and accrued incentive based compensation.

     Other operating expenses decreased by $433,000 (4%) to $9,504,000 in 1998 compared with $9,937,000 in 1997. This decrease was mainly the result of the expiration of certain management service contracts.

     Interest expense decreased by $379,000 as a result of the early payment of the $6,000,000 note payable to KILP in August, 1997.

Property & Casualty Companies

     Income before income taxes increased by $1,914,000 (35%) to $7,323,000 in 1998 from $5,409,000 in 1997. The increase in operating result was due to increased net premiums earned, investment income, and a reduced combined ratio.

     Net premiums earned for 1998 increased by $1,867,000 (11%) to $18,533,000 from $16,666,000 in 1997. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of the existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income increased by $171,000 (8%) to $2,198,000 from $2,027,000 in 1997. This increase was due to an increase in investments generated by cash flow from operations.

     The loss ratio (loss incurred expressed as a percentage of net premium earned) decreased to 36% in 1998 from 40% in 1997. The decrease was due to an increase in premiums earned from the excess loss reinsurance treaty which traditionally experiences a lower loss ratio.

     The expense ratio for 1998 and 1997 was 37% and 41%, respectively. The decrease was due to lower acquisition and administrative charges.

Corporate

     Net expenses before income taxes increased in 1998 by $30,000 (5%) to $621,000 from $591,000 in 1997. This increase was the result of a provision for investment decline and costs related to the restructuring of debt, partially offset by lower interest expense.

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

     Total assets increased by $23,191,000 (16%) to $164,216,000 at September 30, 1998 from $141,025,000 at December 31, 1997. Total liabilities increased by $18,632,000 (18%) to $124,489,000 at September 30, 1998 from $105,857,000 at
December 31, 1997. Due to the cyclical nature of the business, premiums receivable and premiums payable fluctuate significantly from quarter to quarter.

     Stockholders' equity increased by $4,559,000 (13%) to $39,727,000 at September 30, 1998, from $35,168,000 at December 31, 1997. The increase in equity resulted from net income of $5,001,000 and an increase in net unrealized appreciation of investments of $195,000, partially offset by dividends paid of $637,000.

     The Company's cash and cash equivalents increased by $16,319,000 for the nine months ended September 30, 1998. Operating activities provided cash of $17,056,000 partially as a result of premiums received from assureds not yet paid to insurance markets. Investing activities provided cash of $1,821,000 from the sale and maturity of investments offset by fixed asset purchases (primarily software) and acquisition payments. Financing activities used cash of $2,558,000 for payments of dividends and loan restructuring, including a reduction of $1,100,000 of corporate debt.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of September 30, 1998, the Company had cash and short term investments of $47,626,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     The Company paid off its revolving credit line of $6,094,000 early, and replaced it with a term loan of $5,000,000, at an interest rate reduction of approximately 50 basis points, thereby reducing debt by $1,100,000. As of September 30, 1998, $4,731,000 is outstanding on the term loan. In addition, the Company has available a $4,500,000 revolving line of credit with a bank. Both lines are collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of September 30, 1998, no amount was outstanding on the revolving line of credit.

Year 2000 Compliance

     Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It is possible that such systems will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is also possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 compliant" are unknown. In response to this issue, the Company has evaluated its applications and operating software and is in the process of evaluating its hardware and software products, end user computing activities, third-party data exchanges and business relationships, and has established a project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

     As of September 30, 1998, the Company has completed approximately 70% of its efforts to bring its own applications software and hardware in compliance, with the objective of having all critical production systems year 2000 compliant by the middle of 1999. Testing of critical applications is being accomplished through the use of a special systems testing environment that simulates system operations in the year 2000. The Company also purchased and implemented new operational and accounting software in 1998. In addition to being year 2000 compliant, these new systems will add increased functionality to the Company. The Company has completed its assessment of its midrange hardware, operating software and has completed its assessment of its servers and client server operating software.

     The  total  cost  (both  current  and  future)  to  modify  these  existing
production  systems,   which  includes  both  internal  and  external  costs  of
programming, coding and testing is not material.

     In addition to addressing hardware/software information technology ("IT"), the Company has also been assessing year 2000 issues with respect to non-IT systems such as telephones and various building services which may rely on embedded microprocessors. Although failure of non-IT systems such as telephone service could disrupt the Company's business, the Company's communications with the relevant vendors have not identified any significant year 2000 problems.

     The Company believes that if systems were not compliant for year 2000-related problems there could be a material adverse impact on the Company's Statement of Income. The Company believes that it is taking the necessary measures to address issues that may arise relating to year 2000-related problems and that its systems should be compliant. The Company realizes, however, that non-compliance by third parties could impact its business. The Company's plan addresses potential year 2000 issues related to the processing of transactions with third parties. The possibility exists that some of the Company's external business contacts may not be compliant. The Company began contacting its external business contacts and continues to do so to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical business relationships to minimize its exposure to year 2000-related problems. It should be noted, however, that there can be no assurance that the systems of other companies will be year-2000 compliant, or that their conversion will be comparable with information included in the Company's systems without having a material adverse effect on the Company.

     Although it has considered various scenarios concerning the possible effects of the year 2000 issue, the Company does not have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts into early 1999, the Company will develop contingency plans if deemed necessary for critical systems and relationships.

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine Year 2000 exposure. The Insurance Companies primarily issue policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000, that follow the form of the policies excess of the Insurance Companies' policies. The Insurance Companies have not issued exclusions on these policies. The Insurance Companies have also issued a number of policies with greater limits of coverage, and have included a year 2000 exclusion on such policies. The Company is aware that Year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies issued by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions. It is impossible to predict what exposure insurance companies may bear for the Year 2000 losses.

Safe Harbor Disclosure

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the SEC) include, but are not limited to, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe", "anticipate", "project", "plan", "expect" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

Exhibit
Number    Description
------    -----------

11        Statement regarding computation of earnings per share

27        Financial Data Schedule

     b)   Reports on Form 8-K

          On July 1, 1998, the Company filed Form 8-K announcing the dissolution of Kaye International L.P., it's then largest stockholder.

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


                                                   KAYE GROUP INC.
                                     -------------------------------------------
                                                     Registrant


November 13, 1998                    /s/ Bruce D. Guthart
                                     -------------------------------------------
                                     Bruce D. Guthart, President &
                                     Chief Executive Officer



November 13, 1998                    /s/ Michael P. Sabanos
                                     -------------------------------------------
                                     Michael P. Sabanos, Senior Vice President &
                                     Chief Financial Officer