Form 10-K
period 1998-12-31
KAYE GROUP INC
filed 1999-03-30
CIK 907575

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT - 1934


For the Fiscal Year Ended December 31, 1998
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

    Title of Each Class                                       Name of Exchange
Common Stock $.01 par value                               NASDAQ National Market

Securities Registered Under Section 12(g) of the Exchange Act:

                                      None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $39,140,000.

     Number of shares of the registrant's common stock outstanding as of March 12, 1999: 8,452,435.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 (incorporated by reference under Part III).

     Total number of pages filed including cover and under pages 89.

     Index to Exhibits is on page 42.

                                 KAYE GROUP INC.

                                TABLE OF CONTENTS

Part I

Item 1.     Business                                                           4

Item 2.     Properties                                                        21

Item 3.     Legal Proceedings                                                 21

Item 4.     Submission of Matters to a Vote of Security Holders               21


Part II

Item 5.     Market for Common Equity and Related
            Stockholder Matters                                               22

Item 6.     Selected Financial Data                                           23

Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations                  25

Item 8.     Financial Statements and Supplementary Data                       40

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                            40


Part III

Item 10.    Directors and Executive Officers of the Registrant                40

Item 11.    Executive Compensation                                            40

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management                                  40

Item 13.    Certain Relationships and Related Transactions                    41



Part IV

Item 14.    Exhibits, Financial Statement Schedules
            and  Reports on Form 8-K                                          41

Financial Statements                                                         F-1

Item 1.  Business

Business  Segments

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

     In addition, Corporate Operations includes those activities that benefit the Company in its entirety and cannot be specifically identified to either the Brokerage Operations or the Property and Casualty Companies Operations. Such activities include debt servicing and public company expenses, including investor relations costs.

     The Company's activities are conducted in New York, New York, and in other offices located in Pasadena, California, Westport, Connecticut, Hollywood, Florida, Floral Park, New York, Woodbury, New York and Warwick, Rhode Island.

Insurance Brokerage Companies Operations

     The Retail Brokerage Business operates insurance brokerage businesses through four subsidiaries of the Company, the "Retail Brokerage Companies". It offers commercial clients a full range of insurance brokerage services including procurement of property/casualty insurance, risk management consulting, bonding, loss prevention engineering, and group employee benefit consulting services. In addition, personal lines and life and health insurance coverage are placed on behalf of individual clients.

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

     During 1998, the Retail Brokerage Business serviced approximately 15,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees from insureds in connection with consulting services relating to the marketing of insurance.

     Program Brokerage Corporation or "PBC" (the "Program Brokerage Business") is a subsidiary of the Company and operates a wholesale insurance brokerage business which offers retail insurance agents and brokers innovative solutions to the twin insurance problems of price and availability of coverage. It accomplishes this by organizing pools of similar risks into specially designed Alternative Risk Transfer ("A.R.T.") programs through which it places insurance for affinity groups (the "Programs").

     The Program Brokerage Business is one of the leaders in the application of purchasing groups in the commercial insurance market. Approximately 65% of PBC's premium volume was generated by approximately 450 unrelated retail insurance agents and brokers serving approximately 5,800 insureds during 1998. The remaining 35% was derived from the Retail Brokerage Business. Approximately one-half of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

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

     The Insurance Companies underwrite property risks (loss or physical damage to property) and OLRI underwrites casualty risks (legal liability for personal injury or damaged property of others) for insureds in the United States. Insurance is sold principally through the Programs marketed by PBC which insure various types of businesses and properties that have similar risk characteristics, such as apartments, condominiums, cooperatives, restaurants, building maintenance companies, automobile service stations, retail stores, funeral homes and pharmacies, among others.

     The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Exposure to individual insureds on individual losses is thereby generally limited to between $10,000 and $25,000 per claim (inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, OLRI has issued policies on a selected basis with limits up to $1,000,000, retaining the first $50,000 of exposure and reinsuring the remaining limits with an unaffiliated reinsurer, PXRE Reinsurance Company (rated Ag by A.M. Best Company ("A.M. Best"), a major rating agency for insurers).

     The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. CAC also provides claims administration service to the unaffiliated Program insurers for a fee.


History of the Company

1952 to 1993

     Prior to the initial public offering ("IPO") of Holding's common stock in August 1993, the operations of the Retail Brokerage Companies, PBC, the
Insurance  Companies  and CAC  were  part of a  single  combined  insurance  and brokerage business owned by Kaye International L.P. ("KILP") and certain individuals. KILP, via several stock and asset acquisitions and mergers, traces its origins back to 1952. Prior to the IPO, KILP developed the concept of the "deductible" primary "layer" of insurance coverage administered through Programs. This business was placed through the Insurance Companies. In August 1993, after years of successful growth, the Insurance Companies, PBC and CAC were organized under Holding, of which approximately 33% was sold to the public.

     At the time of the IPO, management of Holding believed that its historical marketing efforts and ability to expand its business were hampered by its small capital base and its lack of a letter rating from A.M. Best. Approximately $13,000,000 of the proceeds of the IPO were contributed to OLRI to increase its capital and surplus to permit it to (i) increase its underwriting capabilities,
(ii) obtain a letter rating from A.M. Best, and (iii) enable OLRI to meet certain regulatory capital and surplus requirements. As a result of the proceeds being contributed, OLRI significantly increased its underwriting capacity. This enabled it to ultimately obtain an A.M. Best rating of A- (Excellent) (which it currently maintains) and meet all regulatory capital and surplus requirements.

     The business growth of OLRI however depends on the creation of new Programs and the addition of insureds into existing Programs. OLRI relies on PBC to develop new Programs. PBC is also OLRI's most important and significant producing broker, historically producing all of the Insurance Companies' net premiums earned.

1994

     In 1994, the Retail Brokerage Business completed the integration of its 1992 acquisition of Amalgamated Programs Corporation and related entities ("Amalgamated") and continued to downsize to adjust for the continuing "soft market" in property and casualty premium rates. At the time, the officers of the general partners of KILP (which included members of Holding's Board of Directors) concluded that the combination of Holding and the Retail Brokerage Business would be advantageous for both OLRI and KILP. This conclusion was based on three factors: (a) improved operating results derived from the Amalgamated integration and "soft market" downsizing, (b) the improved outlook for the Retail Brokerage Business and (c) the fact that the Retail Brokerage Business accounted for approximately one-half of PBC's premium volume.

     In evaluating the combination, Holding's Board of Directors also considered the fact that the market for Holding's common stock following the IPO was relatively illiquid. The Board believed that the combination of the Retail Brokerage Business with Holding would increase the size of Holding, make it a more financially diverse company and potentially attract a broader spectrum of investors.

1995

     The combination ("Transaction") was effective October 2, 1995 and was accounted for as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage Business were combined with those of Holding at their historical cost in a manner similar to a "pooling of interests" (see Note 2 to the consolidated financial statements of the Company). The combination was accomplished as follows:

          1. Holding transferred to then recently formed Kaye Holding Corp. ("KHC") all of the outstanding stock of the Insurance Companies and its two other subsidiaries, PBC and CAC, and its other assets in exchange for (i) 82,400 shares of KHC common stock, representing 82.4% of the total outstanding KHC common stock, and (ii) the assumption by KHC of certain of Holding's liabilities.

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

1997

     On December 30, 1997 stockholders of the Company approved a restructuring that merged KHC into the Company. This eliminated the minority interest in KHC held by KILP and simplified the corporate structure and reporting of the Company.

1998

     On May 12, 1998 KILP was dissolved and approximately 6,100,000 shares of the Company were distributed by KILP to its partners, consisting of Kaye Investments L.P., ZS Kaye, L.P., other entities and individuals.

The chart below reflects the current structure of the Company:


                       ==================================
                                KAYE GROUP INC.
                             (Corporate Operations)
                       ==================================

             100%                                           100%
=================================         ======================================
Insurance Brokerage Companies:            Property and Casualty Companies:
  Kaye Insurance Associates, Inc.           Old Lyme Insurance Company of Rhode
  Kaye Corporation of Connecticut              Island, Inc.
  Kaye-Western Insurance & Risk             Old Lyme Insurance Company, Ltd. and
    Services, Inc.                          Park Brokerage, Ltd.
  Kaye Services Corp.                       Claims Administration Corporation
  Program Brokerage Corporation
=================================         ======================================

Affinity Group Marketing

     Affinity group marketing (including A.R.T. programs) contributes 68% of the Company's 1998 consolidated revenues, excluding investment income.

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

     Approximately 37% of the Retail Brokerage Business' 1998 revenues relate to such affinity groups. Of this 37%, approximately 73% of the related revenues are derived from unrelated insurance markets. The remaining 27% is derived from PBC. (The premium volume associated with this 27% represents approximately one-third of PBC's premium volume.) No premiums are placed with the Insurance Companies directly by the Retail Brokerage Business.

PBC and Insurance Companies Operations

     PBC designs A.R.T. programs for affinity groups and markets via a network of retail insurance brokers, including the Retail Brokerage Companies. PBC's distribution network includes approximately 450 unrelated retail agents and brokers. These unrelated agents and brokers account for two-thirds of PBC's premium volume. The Insurance Companies underwrite a portion of the Programs and only underwrite programs designed by PBC.

     During the past six years the original 1:2 ratio of insurance premiums produced by unrelated retail brokers to insurance premiums produced by the Retail Brokerage Companies (the "Production Ratio"), respectively, has reversed. But production from both sources has grown. PBC's total premium volume for 1998 of $55,000,000 increased 10% over 1997. It is expected that the Production Ratio will approach 3:1 during 1999, consistent with PBC's strategy of growing the unrelated retail agents and broker distribution network.

     Once PBC establishes an A.R.T. program, it acts as the placing broker with respect to insurance under the Programs. In such a role, PBC is a party to agreements with various unaffiliated insurers as well as the Insurance Companies.

     PBC receives commissions from OLRI and the unaffiliated Program insurers. Pursuant to sub-brokerage agreements, PBC pays commissions to retail brokers based upon all business produced by such agents and brokers (including business placed by PBC with the unaffiliated Program insurers).

     The Insurance Companies' strategy in most cases is to underwrite only the first "layer" per claim (the deductible range) (primarily inclusive of allocated loss expenses) of the property and casualty insurance provided under the Programs developed by PBC. This limits their exposure to individual insureds on individual losses to the deductible range depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated insurers that provide coverage for losses above the first "layer" of risk underwritten by the Insurance Companies. The Insurance Companies believe that their rates for the first "layer" of risk, when combined with the rates of such other unrelated insurers for the coverage above such layer, are generally competitive with the rates that other insurance companies would charge to provide comparable insurance coverage.

     The Insurance Companies currently participate in 24 A.R.T. programs. The major program groupings are as follows:

          1. The Residential Real Estate Program, started in 1990, provides property and casualty insurance for residential real estate including rental apartments, cooperatives, and condominiums. Policies protect the owner from property losses and casualty claims, such as claims brought by a tenant or member of the public injured on the premises. This program is offered principally in the New York City area and has approximately 1,300 insureds.

          2. The Restaurant Program, started in 1985, insures restaurants against casualty claims (most typically brought by an injured restaurant patron) and property losses. Many of the restaurants that participate in this Program are "white tablecloth" restaurants. The Restaurant Program has approximately 900 insureds.

          3. The Real Estate Umbrella Program insures residential and commercial real estate owners against certain types of casualty losses. Insureds are provided with an extra level of protection in conjunction with a standard umbrella policy. Coverage is provided for losses that are included within the broad terms of the policy, but are excluded under the general casualty policy. This Program also offers high umbrella casualty limits primarily provided by unrelated Program insurance companies to individual real estate owners. OLRI has a maximum exposure of $10,000 per claim. The Real Estate Umbrella Program has approximately 500 insureds.

          4. The remaining 21 programs represent 17% of the net premiums earned by the Insurance Companies in 1998. They have approximately 3,100 insureds and include among others the following affinity groups: catalog showrooms, homeowners, retail stores, drug stores, funeral directors, bars and taverns, waste haulers, laundromats and dry cleaners, New England restaurants, Asian American restaurants, automobile service stations, houses of worship, and main street small businesses.

     The Restaurant Program, Residential Real Estate Program and Real Estate Umbrella Program accounted for 83% of the net premiums earned by the Insurance Companies in 1998. The following table sets forth the percentage of net premiums earned attributable to the programs and all other business during the years ended December 31, 1998, 1997 and 1996.

                                                        Net Premiums Earned
                                                      Years Ended December 31,
                                                    1998        1997        1996
                                                    ----        ----        ----
Residential Real Estate ....................         42%         46%         49%
Restaurant Program .........................         23%         25%         24%
Real Estate Umbrella Program ...............         18%         16%         14%
Other ......................................         17%         13%         13%
                                                    ---         ---         ---
                                                    100%        100%        100%
                                                    ===         ===         ===

Acquisitions

     During 1997, the Brokerage Operations acquired certain assets and liabilities of Western Insurance Associates, Inc. ("WIA"). This acquisition was accounted for as a purchase and achieved critical mass for the brokerage operations located in Pasadena, California. In addition, this acquisition was synergistic as WIA's competitive advantage is in the production of business from affinity groups, including churches and homes for the aged.

     During  1998,  the  Brokerage   Operations   acquired  certain  assets  and
liabilities of Florida Insurance Associates, Inc. ("FIA"), Daniel V. Keane Agency, Inc. ("DVK") and Laub Group of Florida, Inc. ("LGF"). These acquisitions were accounted for as purchases and are expected to add 7% revenue growth to the Retail Brokerage Business. FIA, located in Hollywood, Florida, represented the Company's entrance into the Florida marketplace. DVK, located in Bridgeport, Connecticut, was relocated to the Company's Westport, Connecticut office and added to that office's personal lines and main street (small business) operations. LGF, located in Hollywood, Florida, added alternative risk transfer capabilities to the FIA operations.

     During the first quarter of 1999, the Brokerage Operations acquired certain assets and liabilities of Seaman, Ross, & Weiner, Inc. ("SRW"). This acquisition will be accounted for as a purchase. SRW, located in Woodbury, New York, will enhance the general commercial, group benefits and life insurance Brokerage Operations in the New York City metropolitan area.

     The  Company  believes  that  the  effect  of  past,   present  and  future
acquisitions will be to expand its insurance program services to affinity groups, thus providing earnings to all operations.

     The Company is considering and intends to consider from time to time additional acquisitions and divestitures on terms it deems consistent with its strategies. The Company at this time is engaged in preliminary discussions with a number of candidates for possible future acquisitions but has not signed contracts or agreements in principle to make additional acquisitions. No assurances can be given that any additional acquisitions or divestitures will be completed, or if completed, that they will be advantageous to the Company.

Seasonality

     The Brokerage Operations' revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and their related billings. This is due to the revenue recognition method for brokerage commissions which requires that a full year's commissions be recognized immediately upon the billing date of the business. However, premium revenues of the Insurance Companies are recognized ratably over the term of the related policies. As a result, there is little variation from quarter to quarter in the Property and Casualty Companies Operations' revenues.

     Consolidated revenues by quarter for 1998, 1997 and 1996 were earned as follows. Amounts shown represent a percentage of the related full year consolidated revenues.

                                              1998        1997        1996
                                              ----        ----        ----
         First Quarter                         23%         22%         22%
         Second Quarter                        24%         23%         22%
         Third Quarter                         26%         28%         28%
         Fourth Quarter                        27%         27%         28%

Competition, and Industry and Market Risk

     The Company is the 28th largest insurance broker in the United States according to "Business Insurance", a leading insurance industry publication. It operates in a highly competitive industry and faces competition from regional brokers, regional offices of worldwide brokers and insurers.

     The insurance brokerage business is highly competitive. The Company believes that it is well positioned to compete within its designated market because of the expertise and knowledge it has developed in servicing middle market companies, the Programs it has developed and the proprietary database of affinity group underwriting and claims information it has developed. In general, premium pricing and commission rate reductions continue to impact the Company and the insurance industry as a whole. The Company has been successful in replacing business lost from such premium and commission rate reductions and attrition through new business developed from new accounts and programs, and extension of service to existing accounts.

     Many insurance companies which compete with OLRI have a higher A.M. Best -rating (OLRI is rated A-(Excellent)), and are larger and have greater financial, marketing and management resources than OLRI. Competition is based on many factors, including perceived overall financial strength of the insurer, premiums charged, policy terms and conditions, services offered, reputation and experience. Due to its size, management and operational flexibility, the Company can respond quickly to, and take advantage of, changing circumstances encountered in the marketplace.

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

     As part of its ongoing business, the Company is exposed to certain market risks of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposure is interest rate risk in regard to fixed rate domestic instruments and outstanding debt. The Company has minimal investments in equity securities which have no material market risk exposure. It has no derivative instruments. The Company's financial instruments consist of the investment portfolio of OLRI. These instruments are comprised of Corporate and Municipal Bonds and U.S. Treasury securities that are classified as available for sale. The Company generally selects investment assets with characteristics such as duration, yield, currency, and liquidity to match cash flows of related insurance and reinsurance contracts. It selects medium term fixed rate investments to support general liability claims and shorter investments to support property claims. The fair value of and weighted average interest rate on the investment portfolio as of December 31, 1998 was $43,597,000 and 5.6%, respectively.

     The Company has various debt instruments outstanding at December 31, 1998. These debt instruments, which are due through 2002, match the Company's cash inflow from operations.

Year 2000 Compliance

     Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It is possible that such systems will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 complaint" are unknown. In response to this issue, the Company has evaluated its applications and operating software and is in the process of evaluating its hardware and software products, end user computing activities, third-party data exchanges and business relationships, and has established a project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

     As of December 31, 1998 the Company has completed approximately 75% of its efforts to bring its own applications software and hardware in compliance, with the objective of having all critical production systems year 2000 compliant by the middle of 1999. Testing of critical applications is being accomplished through the use of a special system testing environment that simulates system operations in the year 2000. The Company also purchased and implemented new operational and accounting software in 1998. In addition to being year 2000 compliant, these new systems are intended to add increased functionality to the Company. The Company has completed its assessment of its servers and client server operating software. The results of this assessment were identification of hardware and software issues requiring remediation in order to assure year 2000 compliance.

     The  total  cost  (both  current  and  future)  to  modify  these  existing production systems, which includes both internal and external costs of programming, coding and testing is estimated to be $135,000 and has been reflected in the financial statements.

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

     The Company believes that if systems were not complaint for year 2000-related problems there could be a material adverse impact on the Company's financial statements. The Company believes that it is taking the necessary measures to address issues that may arise relating to year 2000-related problems and that its systems should be compliant. The Company realizes, however, that non-compliance by these parties could impact its business. The Company's plan addresses potential year 2000 issues related to the processing of transactions with third parties. The possibility exists that some of the Company's external business contacts may not be compliant. The Company began contacting its external business contacts and continues to do so to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical business relationships to minimize its exposure to year 2000-related problems. It should be noted, however, that there can be no assurance that the systems of other companies will be year 2000 compliant, or that their conversion will be comparable with information included in the Company's systems without having a material adverse effect on the Company.

     Although it has considered various scenarios concerning the possible effects of the year 2000 issue, the Company does not have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts into mid 1999, the Company will develop contingency plans if deemed necessary for critical systems and relationships.

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine Year 2000 exposure. The Insurance Companies primarily issue policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000, that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies have not issued exclusions on these policies. The Insurance Companies have also issued a number of policies with greater limits of coverage, and have included a year 2000 exclusion on such policies. The Company is aware that year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for year 2000 exposures by re-interpreting insurance contracts and exclusions.

Ceded Reinsurance

     OLRI has from time to time obtained reinsurance for portions of, or specific risks under, the first layer of risks underwritten by OLRI. Such reinsurance is not and has not been material to OLRI. Reinsurance has been placed with PXRE Reinsurance Company and Transatlantic Reinsurance Company, which are rated A or better by A.M. Best. However, if reinsurance should become more widely available at economical prices, OLRI may increase the amount of reinsurance it purchases (see Note 13 to the consolidated financial statements of the Company).

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

     OLRI receives claims related to lead paint exposures it insures under various Residential Real Estate Programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; and
questions regarding the interpretation and application of insurance and reinsurance coverage. OLRI has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided are established based on Management's estimate of ultimate liabilities. However, due to the nature of the exposures, such reserves cannot be, and are not established using standard actuarial techniques.

     To further review the adequacy of the reserves, the Insurance Companies engage independent actuarial consultants to perform annual case and ultimate loss reserve analysis.

     The following table sets forth a reconciliation of the change in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1998.


                                                    Years Ended December 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                          (in thousands)

Balance at January 1,                           $ 19,126    $ 15,227    $ 12,671
         Less reinsurance recoverables            (2,811)       (882)
                                                --------    --------    --------
         Net balance                              16,315      14,345      12,671
                                                --------    --------    --------

Incurred related to:
         Current year                              8,461       8,824       6,621
         Prior years                                  35        (108)        415
                                                --------    --------    --------
         Total incurred                            8,496       8,716       7,036
                                                --------    --------    --------

Paid related to:
         Current year                              1,877       1,802       1,832
         Prior years                               4,587       4,944       3,530
                                                --------    --------    --------
         Total paid                                6,464       6,746       5,362
                                                --------    --------    --------

Net balance at December 31,                       18,347      16,315      14,345
         Plus reinsurance recoverables             3,220       2,811         882
                                                --------    --------    --------

         Balance                                $ 21,567    $ 19,126    $ 15,227
                                                ========    ========    ========

     The following table presents the development of unpaid losses and loss expense reserves for the past ten years for the Insurance Companies. During the ten year period covered by this table, OLB changed its fiscal year-end during 1989 from July 31 to April 30 and then to December 31 for the year ended December 31, 1990. In addition, Bermuda domiciled insurance companies, unlike U.S. domiciled insurers, are not required to file calendar year loss development information with regulatory authorities. Accordingly, the loss development information included in the following table with respect to OLB prior to 1992, reflects development data converted from the policy year loss development data maintained by OLB through the use of mathematical models. The top line of the table shows the estimated reserve for unpaid losses and loss expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss expenses for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available, principally about the frequency of claims for individual years. The table is presented net of reinsurance which is immaterial for all years presented except for 1998 and 1997. The reinsurance recoverable on unpaid losses at December 31, 1998 and 1997 were $3,220,000 and $2,811,000, respectively.

KAYE GROUP INC.
LOSS DEVELOPMENT SCHEDULE
(In thousands)

          Year Ended            1988     1989      1990       1991     1992     1993      1994     1995     1996      1997    1998
          ----------            ----     ----      ----       ----     ----     ----      ----     ----     ----      ----    ----
Reserves for outstanding
  losses and loss expenses
  on December 31,               $6,866   $8,418   $12,555   $16,244   $18,444  $17,929   $14,118  $12,672  $15,227  $19,126  $21,567


Cumulative amount paid as of:

     One year later             $2,018   $2,505    $4,374    $5,569    $6,379   $6,965    $4,161   $3,697   $4,943   $4,587
     Two years later             3,513    5,266     7,545     9,258    11,704   10,002     6,802    6,882    7,780
     Three years later           5,208    7,041     9,245    12,695    13,833   12,278     9,455    8,691
     Four years later            6,113    7,600    11,378    13,813    14,973   14,120    10,917
     Five years later            6,269    8,539    11,705    14,146    15,784   15,281
     Six years later             6,881    8,660    11,768    14,385    16,374
     Seven years later           6,892    8,681    11,877    14,562
     Eight years later           6,895    8,701    11,917
     Nine years later            6,903    8,720
     Ten years later             6,909


Re-estimated liability as of:

     One year later             $6,891   $9,127   $13,665   $16,117   $18,140  $17,856   $14,254  $12,257  $15,494  $18,534
     Two years later             6,692    9,767    13,003    15,182    18,511   18,184    13,487   12,454   15,352
     Three years later           7,343    9,288    11,850    15,609    18,636   16,552    13,990   12,448
     Four years later            7,228    9,002    12,410    15,462    18,177   18,157    13,985
     Five years later            7,120    9,060    12,468    15,312    18,252   17,993
     Six years later             7,140    8,973    12,224    14,982    17,999
     Seven years later           7,063    8,893    12,121    14,872
     Eight years later           6,964    8,847    11,996
     Nine years later            7,012    8,733
     Ten years later             6,909


Cumulative
Redundancy (Deficiency):          ($43)   ($315)     $559    $1,373      $445     ($64)     $133     $225    ($125)    $593

Regulation

     The Company is subject to a substantial degree of regulation that is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, OLRI is primarily subject to the regulatory oversight of the Rhode Island Department of Business Regulation through its Insurance Division.

     As a Bermuda property and casualty insurance company, OLB is subject to regulation of the regulatory body of Bermuda. Such regulation relates to, among other things, authorized lines of business, capital and surplus requirements and general standards of solvency, the filing of annual and other financial reports prepared on the basis of statutory accounting practices, the filing and form of actuarial reports, the establishment and maintenance of reserves for unearned premiums, losses and loss expenses, underwriting limitations, investment parameters, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial matters.

     The National Association of Insurance Commissioners has developed risk-based capital formulas to be applied to all domestic insurance companies. These formulas calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an insurance company's operations. Any insurance company that does not meet threshold risk-based capital levels ultimately will be subject to statutory receivership proceedings. The statutory net worth of OLRI is adequate in light of its current and anticipated future business and OLRI has met its risk-based capital and surplus requirements at December 31, 1998. The authorized control level risk-based capital for OLRI, as of December 31, 1998 was $4,403,083 and OLRI exceeded that threshold by $23,463,514.

Employees

     As of December 31, 1998, the Company had 368 employees. The Company is not unionized and believes that its employee relationships are satisfactory.

Item 2.  Properties

     The Company owns approximately 7,500 square feet of space in an office condominium building in Warwick, Rhode Island which is utilized by employees of PBC and OLRI. The Company also leases space located in New York, New York, Pasadena, California, Westport, Connecticut, Woodbury, New York, Hollywood, Florida, and Floral Park, New York. The Company's total leased space at these locations is approximately 114,000 square feet and is suitable for its current needs.

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

     The Insurance Brokerage Companies are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business. The majority of pending lawsuits involve insurance claims, errors and omissions, employment claims and breaches of contract. The Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

     As licensed brokers, the Insurance Brokerage Companies are or may become party to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries were involved in an administrative investigation commenced in 1992 by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program was altered, which has not had a material adverse effect on this Program. While the Company had discussions with the Department regarding settlement of such investigation, this matter has not been pursued for several years. If the matter is not closed or settled, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. Management does not believe the resolution of this issue will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     In August 1993, in connection with the consummation of the IPO, the Company's Common Stock was listed on the NASDAQ National Market System under the symbol "OLHC". On October 2, 1995, in connection with the combination of the Retail Brokerage Business of Kaye with Holding, Holding changed its name to Kaye Group Inc. and is now listed under its new symbol "KAYE". The following table sets forth the closing high and low prices for the Common Stock as reported on NASDAQ for the indicated periods and the dividends paid per share during such periods.

                                              Price Range             Dividends
                                        ----------------------           Paid
                                          High           Low          Per Share
                                          ----           ---          ---------

    1998:
First Quarter                           $7 13/16        $6 1/4       $ .025 cash
Second Quarter                             7 1/2         6 3/8       $ .025 cash
Third Quarter                              7 1/4         6 1/4       $ .025 cash
Fourth Quarter                             7 5/8         5 1/8       $ .025 cash

    1997:
First Quarter                             $5 3/8        $4 1/2       $ .025 cash
Second Quarter                             5 1/8         4 3/8       $ .025 cash
Third Quarter                              9             5 1/8       $ .025 cash
Fourth Quarter                             9             6 3/8       $ .025 cash


     The approximate number of holders of record of the Company's Common Stock as of March 12, 1999 was 103.

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends" for a discussion of dividends paid by the Company.

Item 6.  Selected Financial Data

The following table should be read in conjunction with, and is supplemented in its entirety by, the consolidated financial statements and the notes thereto. Financial data has been restated to take into effect the Transactions effective October 2, 1995. The financial data for the years 1994 through 1998 has been derived from the audited consolidated financial statements of the Company.

                                                                               Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           1998           1997           1996           1995              1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands, except per share data)
Revenues:
Operating revenues (6)                                   $ 60,191       $ 55,309       $ 51,339       $ 51,582          $ 52,906
Net investment income                                       4,735          4,312          3,576          3,912             3,455
Net realized gains (losses) on investments                     85             21             72            (47)              (50)
                                                         --------       --------       --------       --------          --------

Total revenues                                           $ 65,011       $ 59,642       $ 54,987       $ 55,447          $ 56,311
                                                         --------       --------       --------       --------          --------


Net income                                               $  7,282       $  4,357       $  3,071       $  5,181          $  4,347
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                  $   0.86       $   0.62       $   0.44       $   0.74          $   0.62
  Diluted                                                $   0.85       $   0.62       $   0.44       $   0.74          $   0.62
------------------------------------------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME
  Income before minority interest,
  income taxes and cumulative effect
  of change in accounting principles                     $ 10,554       $  7,555       $  5,211       $  6,309          $  6,516

  Provision for income taxes                                3,272          2,267          1,484          1,995(1)          1,861(1)
                                                         --------       --------       --------       --------          --------

  Income before minority interest and
  cumulative effect of change in
  accounting principles                                     7,282          5,288          3,727          4,314             4,655

  Minority interest                                                         (931)          (656)          (759)           (1,011)

  Cumulative effect of change in
  accounting principles, net of charge
  in lieu of income taxes (2)                                                                                              1,090
                                                         --------       --------       --------       --------          --------

  Pro forma net income                                   $  7,282       $  4,357       $  3,071       $  3,555          $  4,734
------------------------------------------------------------------------------------------------------------------------------------

PRO FORMA EARNINGS PER SHARE - BASIC
  Income before cumulative effect
  of change in accounting principles                     $   0.86       $   0.62       $   0.44       $   0.51          $   0.52

  Cumulative effect of change in
  accounting principles, net of charge
  in lieu of income taxes                                                                                                   0.15
                                                         --------       --------       --------       --------          --------

  Pro forma earnings per share - basic                   $   0.86       $   0.62       $   0.44       $   0.51          $   0.67
------------------------------------------------------------------------------------------------------------------------------------

Weighted average of shares
outstanding - basic                                         8,474          7,024          7,020          7,020             7,020
------------------------------------------------------------------------------------------------------------------------------------

Weighted average of shares and
share equivalents outstanding - diluted                     8,593          7,083          7,021          7,023             7,035
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   1998               1997             1996             1995               1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data and ratios)
Balance Sheet data:
Total assets                                    $   167,066       $   141,025       $   156,102       $   174,000       $   185,976
Long-term debt (3)                                    4,672             5,810            12,787            13,679            11,618
Stockholders' equity                                 41,769            35,168            24,984            22,882            16,676
Net book value  per share (4)                          4.93              4.15              3.56              3.26              2.38
Cash dividend per share                                0.10              0.10              0.10              0.10              0.10

GAAP operating data:
Loss ratio                                             34.4%             38.2%             36.4%             28.8%             31.8%
Expense ratio                                          39.3%             41.0%             42.5%             41.1%             32.9%
Combined ratio                                         73.7%             79.2%             78.9%             69.9%             64.7%

Statutory operating data (5):
Net underwriting gain                           $     6,925       $     5,890       $     4,455       $     7,104       $     7,105
Policyholders' surplus                               29,286            25,566            25,485            26,231            22,274

Loss ratio                                             33.1%             36.6%             34.1%             24.4%             30.2%
Expense ratio                                          39.1%             38.6%             40.0%             37.1%             35.5%
Combined ratio                                         72.2%             75.2%             74.1%             61.5%             65.7%

(1) Prior to the Transaction certain entities were partnerships or S Corporations under the Internal Revenue Code and therefore not liable for Federal income taxes. A charge in lieu of income taxes is presented as if the income of these entities were taxed to those entities rather than to partners or stockholders not otherwise included in the Company's consolidated group.

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

(4) Based upon 8,474,435 shares outstanding at December 31, 1998 and 1997 and 7,020,000 outstanding at December 31, 1996, 1995 and 1994.

(5) Based upon statutory accounting practices and derived from the statutory financial statements of the Insurance Companies, which excludes the effects of CAC.

(6) Subsequent to 1995, commission expense paid to internal producers have been reclassified to salary expense to more accurately reflect salaries and benefits. Previously this expense was netted against operating revenues and accordingly operating revenues for 1995 and 1994 are not comparable.

(7) Certain prior year information has been reclassified to conform with the 1998 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Kaye Group Inc. (the "Company"), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance"), comprised of the Insurance Companies and Claims Administration (see Note 1 to the consolidated financial statements of the Company).

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

     The Insurance business underwrites property and casualty risks for insureds in the United States, principally through specially designed Programs, covering various types of businesses and properties which have similar risk characteristics. The Insurance business generally underwrites the first layer of insurance under the Programs and unaffiliated Program insurers provide coverage for losses above the first layer of risk. Substantially all of the Insurance business revenues are derived from premiums on this business, plus the investment income generated by the investment portfolio of the Insurance business.

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

Results of Operations

Year ended December 31, 1998 compared with year ended December 31, 1997

Net Income

     Net income for the year ended December 31, 1998 increased by $2,925,000 to $7,282,000 or basic earnings per share of $0.86 compared to $4,357,000 or $0.62 for the same period last year as explained below. $931,000 of the increase was due to the elimination of minority interest (see Note 2 to the consolidated financial statements of the Company).

Insurance Brokerage Companies

     Income before income taxes increased by $938,000 to $1,705,000 in 1998 from $767,000 in 1997. The improved operating result was mainly due to increased revenues offset by the increase in salaries and benefits, as discussed below.

     Total revenues in 1998 were $37,202,000 compared with $33,782,000 in 1997, an increase of $3,420,000 (10%). Gross commission and fees grew by $4,222,000 (11%) mainly as a result of new business exceeding lost business, acquisitions and an increase in contingency commissions due to volume and profitability of 1997 premiums placed with certain insurance carriers. The commission expense rate incurred to produce new and renewal business increased from 17% to 18%. Investment income increased in 1998 by $281,000 (18%) primarily due to collection efficiencies resulting in a longer holding period for fiduciary investments.

     Salaries and benefits increased by $2,418,000 (13%) to $21,323,000 in 1998 compared to $18,905,000 in 1997. This increase was due to acquisitions, salary increments, increased commission expense to employees and annual incentive based compensation.

     Amortization of intangibles increased by $172,000 (34%) to $679,000 from $507,000 in 1997 as a result of increased amortization of acquisition related intangibles due to 1997 and 1998 acquisitions.

     Other operating expenses increased by $243,000 (2%) to $13,446,000 in 1998 compared with $13,203,000 in 1997. This increase was mainly the result of a reserve for E & O deductibles partially offset by reduced rent costs.

     Interest expense decreased by $351,000 primarily as a result of the early payment of the $6,000,000 note payable to KILP in August, 1997.

Property & Casualty Companies

     Income before income taxes increased by $1,918,000 (25%) to $9,637,000 in 1998 from $7,719,000 in 1997. The increase in operating result was due to increased net premiums earned, investment income and a decreased combined ratio.

     Net premiums earned for 1998 increased by $1,842,000 (8%) to $24,689,000 from $22,847,000 in 1997. The Property & Casualty Companies' efforts, combined with the efforts of the Brokerage segment's Program Brokerage Corporation, to develop new Alternative Risk Transfer programs and broaden the distribution network of the existing programs and coverage types, has contributed to the growth of premium volume.

     Net investment income increased by $228,000 (8%) to $2,920,000 from $2,692,000 in 1997. This increase was due to an increase in investments generated by cash flow from operations.

     Net realized gain on investment transactions for 1998 increased by $64,000 to $85,000 compared to $21,000 in 1997. The realization of investment gains and losses is determined by market conditions and management's decision regarding the holding period of the portfolio.

     Other income for 1998 decreased by $99,000 to $146,000 from $245,000 in 1997. This decrease is mainly due to discontinued warranty contracts in 1998.

     Loss and loss expenses decreased in 1998 by $220,000 (3%) to $8,496,000 from $8,716,000 in 1997. The loss ratio (loss incurred expressed as a percentage of premiums earned) for 1998 and 1997 was 34% and 38%, respectively. This decrease was due to low general liability losses and an improvement in loss and loss expense under the property programs resulting from mild weather.

     Acquisition costs and general and administrative expenses increased in 1998 by $337,000 (4%) to $9,707,000 from $9,370,000 in 1997. The expense ratio
(acquisition costs and general and administrative expenses) for 1998 and 1997 was 39% and 41%, respectively. Exclusive of a bad debt recovered, the expense ratio would have been 40% and 41%, respectively. This decrease was due to lower general and administrative expenses in 1998.

Corporate

     Net expenses before income taxes decreased in 1998 by $143,000 (15%) to $788,000 from $931,000 in 1997. This decrease was the result of lower interest expense and insurance costs partially offset by a provision for investment decline and costs related to the restructuring of debt.

Year ended December 31, 1997 compared with year ended December 31, 1996

Net Income

     Net income for the year ended December 31, 1997 increased by $1,286,000 to $4,357,000 or basic earnings per share of $0.62 compared to $3,071,000 or $0.44 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $1,962,000 to $767,000 in 1997 from a loss of $1,195,000 in 1996. The improved operating result was due to increased revenues, a significant decrease in other operating expenses and lower interest expense partially offset by a modest increase in salaries and benefits, as discussed below.

     Total revenues in 1997 were $33,782,000 compared with $32,593,000 in 1996, an increase of $1,189,000 (4%). Gross commission and fews grew by $1,453,000 (4%) mainly as a result of new business exceeding lost business and acquisitions partially offset by a decrease in wholesale contingency commissions. The Commission expense rate incurred to produce new and renewal business increased form 15% to 17%. Investment income increased in 1997 by $539,000 (53%) primarily due to collection efficiencies resulting in a longer holding period for fiduciary investments.

     Salaries and benefits increased by $142,000 (1%) to $18,905,000 in 1997 compared to $18,763,000 in 1996. This increase was the result of the acquisition of Western Insurance Associates, Inc. ("WIA") partially offset by a modest reduction in work force due to continued operating efficiencies, lower executive compensation and reduced costs for prior years' acquisitions. The Company's board of directors' compensation committee and executive management have reviewed and adjusted executive and management compensation, respectively, to reflect a continued movement toward performance based pay.

     Amortization  of  intangibles  increased by $68,000  (15%) to $507,000 from
$439,000  as  a  result  of  increased   amortization  of  acquisition   related
intangibles due to the acquisition of WIA.

     Other operating expenses decreased by $783,000 (6%) to $13,203,000 in 1997 compared with $13,986,000 in 1996. This decrease was mainly due to reduced account servicing expenses, expiration of certain management service contracts and reduced insurance costs.

     Interest expense decreased by $200,000 as a result of the early payment of the $6,000,000 note payable to KILP in August, 1997.

Property and Casualty Companies

     Income before income taxes increased in 1997 by $668,000 (9%) to $7,719,000 from $7,051,000 in 1996. The increase in operating result was due to increased net premiums earned (net of related expenses) and investment income partially offset by a decrease in other income, as discussed below.

     Net premiums earned for 1997 increased by $3,520,000 (18%) to $22,847,000 from $19,327,000 in 1996. The Company's efforts to broaden the distribution network of the Programs and coverage types has contributed to growth in the Residential Real Estate and Restaurant Programs and the formation of several new programs.

     Net investment income in 1997 increased by $231,000 (9%) to $2,692,000 from $2,461,000 in 1996 as a result of an increase in investments generated from cash flow from operations.

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

     Losses and loss expenses increased in 1997 by $1,680,000 (24%) to $8,716,000 from $7,036,000 in 1996. The loss ratio (loss incurred expressed as a percentage of premiums earned) for 1997 and 1996 was 38% and 36%, respectively. This increase was the result of growth in general liability coverage and reserve strengthening. The increase in absolute dollars was generally the result of increased net premiums earned.

     Acquisition costs and general and administrative expenses increased in 1997 by $1,152,000 (14%) to $9,370,000 from $8,218,000 in 1996. The expense ratio
(acquisition costs and general and administrative expenses as a percentage of premiums earned) for 1997 and 1996 was 41% and 43%, respectively. This decrease was due to a modest decrease in general and administrative expenses in 1997. The increase in absolute dollars was due mainly to additional acquisition costs related to increased net premiums earned and the write-off of certain deferred acquisition costs resulting from the termination of a deposit reinsurance contract. General and administrative expenses had a modest decrease as a result of lower professional fees.

Corporate

     Net expenses before income taxes increased in 1997 by $286,000 (44%) to $931,000 from $645,000 in 1996. This increase was the result of costs incurred for acquisition activities and investor relations.

Effective Tax Rate (See Note 8)

     The effective tax rate for 1998, 1997, and 1996 was 31%, 30%, and 28%, respectively. The difference between the statutory tax rate and the effective tax rate in 1998, 1997, and 1996 was primarily related to tax exempt interest. The rate increase for 1998 and 1997 was primarily due to additional state and local taxes.

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

     Total assets increased by $26,041,000 (18%) to $167,066,000 at December 31, 1998 from $141,025,000 at December 31, 1997 due primarily to general business growth resulting in fiduciary cash and cash equivalents and premiums receivable from clients and other insurance agents and brokers. Total liabilities increased by $19,440,000 (18%) to $125,297,000 at December 31, 1998 from $105,857,000 at
December 31, 1997 primarily due to general business growth resulting in increased premiums payable to insurance markets.

     Stockholders' equity increased by $6,601,000 (19%) to $41,769,000 at December 31, 1998, from $35,168,000 at December 31, 1997. The increase in equity resulted from net income of $7,282,000 and an increase in net unrealized appreciation of investments of $168,000, partially offset by dividends paid of $849,000.

     On December 30, 1997 the stockholders of the Company approved a restructuring that merged Kaye Holding Corp. ("KHC") into the Company. This eliminated KILP's minority interest in KHC of $6,191,000 as of December 31, 1997 and increased stockholders' equity of the Company by the same amount. Prior to its dissolution in May 1998, KILP was the Company's largest shareholder. The merger was accounted for as a transfer and exchange between entities under common control. Accordingly, common stock of Kaye Group Inc. issued in exchange for the KHC shares was accounted for by using the closing NASDAQ market price on October 24, 1997 ($7.00) (the effective date of the merger). This increased the number of shares of common stock by 1,454,435 at the par value $.01 per share or $14,544. Paid-in capital was increased by $10,166,000 which was the difference between the market value price per share and the par value per share. Minority interest in KHC was eliminated as a result of the merger, and retained earnings of Kaye Group Inc. was reduced to account for the difference between the market value of the shares issued and the book value of the minority interest in KHC.

     The Company's cash and cash equivalents increased by $14,136,000 for the year ended December 31, 1998. Operating activities provided cash of $23,188,000 primarily as a result of premiums received from assureds not yet paid to insurance markets. Investing activities used cash of $4,443,000 primarily for fixed asset purchases (primarily software) and acquisition payments. Financing activities used cash of $4,609,000 for payments of dividends and loan restructuring, including a reduction of approximately $1,100,000 of corporate debt.

     The Company paid off its revolving credit line of $6,094,000 early, and replaced it with a term loan of $5,000,000, at an interest rate reduction of approximately 50 basis points, thereby reducing debt by approximately $1,100,000. As of December 31, 1998, $4,456,000 is outstanding on the term loan. In addition, the Company has available a $4,500,000 revolving line of credit with a bank. Both lines are collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of December 31, 1998, no amount is outstanding on the revolving line of credit.

     The Company has calculated risk-based capital and the result is that the statutory net worth of OLRI is adequate in light of the current requirements.

     The Company is subject to a substantial degree of regulation, which is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, OLRI is primarily subject to the regulatory oversight of the Rhode Island Department of Business Regulation through its Insurance Division.

     The Company's primary source of cash is derived from insurance premiums, insurance brokerage commissions and fees, proceeds from the sale of investments, and investment income. The Company's principal uses of cash are payments of insurance premiums, commissions to brokers who produce the business, losses and loss expenses and operating expenses, and purchases of investments, acquisitions and fixed assets.

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

     The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating as of December 31, 1998 (in thousands):


                                            Market Value as       Percentage of
                        Amortized            Reflected on        Total at Market
Rating (a)                 Cost             Balance Sheet            Value
----------              ---------           ---------------      ---------------

AAA(b)                   $22,213               $22,574                51.8%
  AA+                      1,116                 1,124                 2.6%
  AA                      13,177                13,393                30.7%
  AA-                      3,860                 3,883                 8.9%
   A+                        351                   352                  .8%
   A                       2,263                 2,271                 5.2%
                         -------               -------               -----
                         $42,980               $43,597               100.0%
                         =======               =======               =====

(a)  Ratings are  assigned  primarily by Standard & Poors  Corporation  with the
     remaining  ratings  assigned  by  Moody's  Investors  Services,   Inc.  and
     converted to the  equivalent  Standard & Poors  ratings.

(b)  Includes U.S. Government Obligations.

     The amortized cost and estimated market value of fixed maturities at December 31, 1998, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                   Investments Available
                                                          for Sale
                                            -----------------------------------
                                                                 Aggregate Fair
                                            Amortized Cost            Value
                                            --------------       --------------

Due in one year or less                        $ 3,769               $ 3,774
Due after one year through five years           21,193                21,624
Due after five years through ten years          13,474                13,599
Due after ten years                              4,544                 4,600
                                               -------               -------

Total                                          $42,980               $43,597
                                               =======               =======

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations. At December 31, 1998 and 1997, the Company had cash and short term investments of $48,393,000 and $34,737,000, respectively, of which $33,218,000 and $22,322,000 represents premiums collected and held in a fiduciary capacity which are generally not available for operating needs of the Company. Of the Company's total invested assets, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     Investment results of the Company for each of the three years in the period ended December 31, 1998 are shown in the following table (in thousands):

                                                          At or for the
                                                    years ended December 31,
                                              ----------------------------------
                                               1998         1997         1996
                                               ----         ----         ----

Average cash and cash equivalents
   and invested assets (1)                    $85,191      $76,534      $68,692

Investment income                              $4,735       $4,312       $3,576

Average yield on total investments                5.6%         5.6%         5.2%

Net realized investment gains                     $85          $21          $72

(1) Based upon the average of the beginning and end of the period amortized cost for fixed maturities and cost for equity securities.

     The Company's insurance subsidiaries require capital to support premium writing. The guidelines set forth by the NAIC suggest that a property and casualty insurer's ratio of annual statutory net premiums written to policyholders' surplus should not exceed 3 to 1. At December 31, 1998, the Insurance Companies, with a combined statutory surplus of $29,286,000, had a ratio of combined annual statutory net premiums written to their combined statutory surplus of approximately .84 to 1.

Quantitative and Qualitative Disclosures about Market Risk

     As part of its ongoing business, the Company is exposed to certain market risks of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposure is interest rate risk in regard to fixed rate domestic instruments and outstanding debt. The Company has minimal investments in equity securities which have no material market risk exposure. The Company has no derivative instruments. The Company's financial instruments consist of the investment portfolio of OLRI. These instruments are comprised of Corporate and Municipal Bonds and U.S. Treasury Securities that are classified as available for sale.

     The Company generally selects investment assets with characteristics such as duration, yield, currency, and liquidity to reflect the underlying characteristics of related insurance and reinsurance contracts. The Company selects medium term fixed rate investments to support general liability claims and shorter investments to support property claims.

     The Company has various debt instruments outstanding at December 31, 1998. These debt instruments, which are due through 2002, match the Company's cash inflow from operations.

     The following table summarizes information about the Company's financial instruments that are sensitive to changes in interest rate as of December 31, 1998. The table presents principal and interest cash flow and related weighted average interest rates by expected maturity dates for assets and liabilities. The Company has presumed the call date as the expected maturity date for those asset instruments with call features. Weighted average rates are calculated using the sum of expected investment income or interest expense divided by the sum of the amortized cost of assets or the sum of the average debt outstanding at each respective period. For variable rate debt, expected interest cash flow is calculated using the December 31, 1998 weighted average interest rate without any adjustments for projected fluctuations in prime rate.

                                                                                  EXPECTED CASH FLOW
                                                                                    (in thousands)
                                                       ----------------------------------------------------------------------------

Assets                                   Fair Value    Total Value    1999       2000       2001      2002      2003     Thereafter
------                                   ----------    -----------    ----       ----       ----      ----      ----     ----------
U.S. Treasury Notes
Interest rates ranging from 5.75% to
6.75%                                      $2,162        $2,424        $580      $862       $299       $39      $644

Weighted average interest rate                             5.6%        6.2%      5.3%       5.5%      6.5%      3.2%

Municipal Bonds with call features
Interest rates ranging from 5% to
12.6%                                      12,268        15,016       2,033     1,328      1,169     2,721     4,228       3,537

Weighted average interest rate                             6.7%        7.1%        7%       6.9%      6.8%      5.2%        6.4%

Municipal Bonds without call features
Interest rates ranging from 3.8% to
10.9%                                      24,444        32,521       2,913     2,265      2,221     4,663     3,737      16,722

Weighted average interest rate                             6.1%        6.1%      6.2%       6.2%      6.1%      6.1%        6.2%

Corporate Bonds
Interest rates ranging from 5.6% to
7.5%                                        4,723         5,287         921     2,350      1,350       428       238

Weighted average interest rate                             6.4%        6.4%      5.0%       5.7%      4.3%      5.9%

Total Fixed Rate Instrument               $43,597       $55,248      $6,447   $ 6,805     $5,039    $7,851    $8,847     $20,259

Weighted average interest rate                             6.2%        6.4%      6.2%       6.3%      6.3%      5.8%        6.2%

                                                                                  EXPECTED CASH FLOW
                                                                                    (in thousands)
                                                       ----------------------------------------------------------------------------

Liabilities                              Fair Value    Total Value    1999       2000       2001      2002      2003     Thereafter
-----------                              ----------    -----------    ----       ----       ----      ----      ----     ----------
Debt - Fixed Rate
Interest rates ranging from 7.4%
to 7.8%                                    $5,052        $5,811      $1,777    $1,623     $1,623      $788

Weighted average interest rate                             8.3%        8.1%      8.2%       8.7%      9.8%


Debt - Variable Rate
Interest rates ranging from
prime to prime +1/2%                        1,492         1,715         546       462        415       292

Weighted average interest rate                             8.2%        8.1%      8.1%       8.5%      7.7%


Total Debt                                 $6,544        $7,526      $2,323    $2,085     $2,038    $1,080

Weighted average interest rate                             8.3%        8.0%      8.2%       8.7%      9.2%

Dividends

     On December 21, 1998 the Board of Directors declared a quarterly dividend of $.025 per share, payable January 20, 1999 to stockholders of record on December 31, 1998. The Company is largely dependent upon dividends from its insurance subsidiaries to pay dividends to the stockholders. The Company's insurance subsidiaries are subject to regulations that restrict their ability to pay dividends.

     Under Rhode Island Insurance law, OLRI may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, OLRI is restricted (on the basis of the lesser of 10% of OLRI's statutory surplus at the end of the preceding twelve-month period or 100% of OLRI's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. Without special permission, at December 31, 1998, $2,786,000 was available for distribution.

     OLB is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1998. At December 31, 1998, $419,000 was available for distribution from OLB and its subsidiary, Park Brokerage Ltd.

     The continued payment and the amount of any cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

Newly Adopted Accounting Standards

     In February 1997, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments ("FRR No. 48"). FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments. As of December 31, 1998, the Company has no derivative financial instruments. Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments which investors can use to better understand and evaluate market risk exposures of registrants. These disclosures were effective in 1998 for the Company and are appropriately disclosed.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include currency translation adjustments and unrealized appreciation of investments, which are currently reported as separate components of equity in the balance sheet. In accordance with the statement, the Consolidated Statements of Comprehensive Income are presented as a separate statement at December 31, 1998, 1997, and 1996.

     Also in June 1997, the FASB issues SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998 and has not changed the Company's current segmentation of its business. The financial position and operating results of the Company were not affected by this statement (see Note 23 to the consolidated financial statements).

Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the statement will not have a material impact on the financial position of the Company.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. This statement is not expected to materially impact the Company's consolidated financial statements.

     In late 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk. This SOP effective for fiscal years beginning after June 15, 1999, provides guidance to both the insured and insurer on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is not expected to materially impact the Company's consolidated financial statements.

     In December 1997, the AICPA issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. SOP 97-3 provides guidance for assessments related to insurance activities and requirements for disclosure of certain information. SOP 97-3 is effective for financial statements issued for periods beginning after December 31, 1998. Restatement of previously issued financial statements is not required. SOP 97-3 is not expected to have a material impact on the Company's consolidated financial statements.

Year 2000 Compliance

     Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It is possible that such systems will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 complaint" are unknown. In response to this issue, the Company has evaluated its applications and operating software and is in the process of evaluating its hardware and software products, end user computing activities, third-party data exchanges and business relationships, and has established a project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

     As of December 31, 1998 the Company has completed approximately 75% of its efforts to bring its own applications software and hardware in compliance, with the objective of having all critical production systems year 2000 compliant by the middle of 1999. Testing of critical applications is being accomplished through the use of a special system testing environment that simulates system operations in the year 2000. The Company also purchased and implemented new operational and accounting software in 1998. In addition to being year 2000 compliant, these new systems are intended to add increased functionality to the Company. The Company has completed its assessment of its servers and client server operating software. The results of this assessment were identification of hardware and software issues requiring remediation in order to assure year 2000 compliance.

     The  total  cost  (both  current  and  future)  to  modify  these  existing production systems, which includes both internal and external costs of programming, coding and testing is estimated to be $135,000 and has been reflected in the financial statements.

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

     The Company believes that if systems were not complaint for year 2000-related problems there could be a material adverse impact on the Company's financial statements. The Company believes that it is taking the necessary measures to address issues that may arise relating to year 2000-related problems and that its systems should be compliant. The Company realizes, however, that non-compliance by these parties could impact its business. The Company's plan addresses potential year 2000 issues related to the processing of transactions with third parties. The possibility exists that some of the Company's external business contacts may not be compliant. The Company began contacting its external business contacts and continues to do so to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical business relationships to minimize its exposure to year 2000-related problems. It should be noted, however, that there can be no assurance that the systems of other companies will be year 2000 compliant, or that their conversion will be comparable with information included in the Company's systems without having a material adverse effect on the Company.

     Although it has considered various scenarios concerning the possible effects of the year 2000 issue, the Company does not have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts into mid 1999, the Company will develop contingency plans if deemed necessary for critical systems and relationships.

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine year 2000 exposure. The Insurance Companies primarily issue policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000, that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies have not issued exclusions on these policies. The Insurance Companies have also issued a number of policies with greater limits of coverage, and have included a year 2000 exclusion on such policies. The Company is aware that year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

Item 11.  Executive Compensation

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial statements and schedules.

     1.   Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheets at December 31, 1998 and 1997

          Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules:

          Schedule II -- Condensed Financial Information of Registrant:

                         Balance Sheets at December 31, 1998 and 1997

                         Statements of Income for the years ended December 31, 1998, 1997 and 1996

                         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                         Notes to Condensed Financial Statements

          Schedule IV -- Reinsurance for the years ended December 31, 1998, 1997 and 1996

          Schedule VI -- Supplemental   Information  Concerning   Property   and
                         Casualty Insurance Operations for the years ended December 31, 1998, 1997 and 1996

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

10.11     Loan Agreement  among Summit Bank and Kaye Group Inc.,  dated June 24,
          1998.

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

10.18(i) Amendment of Employment Agreement between Kaye Group Inc. and Michael Sabanos, dated as of March 18, 1998.

10.20 Executive Employment Agreement between Kaye Insurance Associates, Inc. and Richard Bass, dated as of October 31, 1991 (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33-64664), as Exhibit 10.20 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.20(i) Amendment to Executive Employment Agreement between Kaye Insurance Associates, Inc. and Richard Bass, dated as of December 11, 1995 (a copy of which was filed with the Commission on March 31, 1997, (Registration No.33-64664), as Exhibit 10.20 (i) to the Company's Form 10-K, and which is incorporated herein by this reference).

10.21 Kaye Group Inc. Stock Performance Plan, dated as of October 2, 1997. (a copy of which was filed with the Commission on December 8, 1997, as Annex B to Schedule 14(a), Information to the Company's Proxy Statement, pursuant to Section 14(a), and which is incorporated herein by this reference).

10.22     Asset  Purchase  Agreement  between Kaye Insurance  Associates,  Inc.,
          Seaman,  Ross  &  Weiner,   Inc.,  AMSCO  Coverage  Corp.  and  D.S.I.
          Associates, Inc., dated as of January 1, 1999.

11        Statement regarding computation of earnings per share.

27        Financial Data Schedule


(b)       Reports on Form 8-K

Exhibit
-------

99.5 Kaye Group Inc. (the "Company") announced on December 17, 1998 the authorization of a stock repurchase of its Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAYE GROUP INC.

                                          By:/ s / Bruce D. Guthart
                                          --------------------------------------
                                          Bruce D. Guthart,  Chairman

Dated: March 26, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                                Date

/ s / Bruce D. Guthart        Director, Chairman, President
---------------------------   Chief Executive Officer
Bruce D. Guthart              (Principal Executive Officer)       March 26, 1999


/ s / Howard Kaye             Director                            March 26, 1999
---------------------------
Howard Kaye


/ s / Michael P. Sabanos      Director, Senior Vice President,
---------------------------   Chief Financial Officer (Principal
Michael P. Sabanos            Financial Officer and Accounting
                              Officer)                            March 26, 1999


/ s / Robert Barbanell        Director                            March 26, 1999
---------------------------
Robert Barbanell


/ s / Richard Butler          Director                            March 26, 1999
---------------------------
Richard Butler


/ s / David Ezekiel           Director                            March 26, 1999
---------------------------
David Ezekiel


/ s / Elliot Cooperstone      Director                            March 26, 1999
---------------------------
Elliot Cooperstone


/ s / Ned Sherwood            Director                            March 26, 1999
---------------------------
Ned Sherwood

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----

Index to Notes to Consolidated Financial Statements                         F-2

Report of Independent Accountants                                           F-3

Consolidated Balance Sheets at December 31, 1998
            and 1997                                                        F-4

Consolidated Statements of Income for the years
   ended December 31, 1998, 1997 and 1996                                   F-6

Consolidated Statements of Cash Flows
   for the years ended December 31, 1998,  1997 and 1996                    F-8

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1998, 1997 and 1996                     F-9

Consolidated Statements of Comprehensive Income
   for the years ended December 31, 1998, 1997, and 1996                    F-9

Notes to Consolidated Financial Statements                                  F-10

Financial Statement Schedules:

Schedule II - Condensed Financial Information of Registrant:
         Balance Sheets at December 31, 1998 and 1997                       F-39

         Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                   F-40

         Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                   F-41

         Notes to Condensed Financial Statements                            F-42

Schedule IV - Reinsurance for the years ended
   December 31, 1998, 1997 and 1996                                         F-43

Schedule VI - Supplemental Information Concerning
   Property-Casualty Insurance Operations for the
   years ended December 31, 1998, 1997 and 1996                             F-44

The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule
VI. The information required for Schedule V is not applicable.
Index to Notes to Consolidated Financial Statements

Footnote   Description                                                      Page
--------   -----------                                                      ----
    1      Business ......................................................  F-10
    2      Organization ..................................................  F-12
    3      Significant Accounting Policies ...............................  F-13
    4      Changes in Accounting Policies ................................  F-17
    5      Funds Held in Fiduciary Capacity ..............................  F-19
    6      Investments ...................................................  F-20
    7      Notes Payable .................................................  F-23
    8      Income Taxes ..................................................  F-24
    9      Lease Commitments and Rentals .................................  F-26
   10      Pension and Retirement Plans ..................................  F-26
   11      Management Services Agreement .................................  F-26
   12      Contingent Liabilities ........................................  F-27
   13      Reinsurance ...................................................  F-28
   14      Losses and Loss Expense .......................................  F-29
   15      Statutory Financial Information and Dividend Restrictions .....  F-30
   16      Related Party Transactions ....................................  F-31
   17      Acquisitions ..................................................  F-32
   18      Preferred Stock ...............................................  F-32
   19      Dividends Declared ............................................  F-33
   20      Stock Performance and Stock Option Plans ......................  F-33
   21      Quarterly Financial Information (Unaudited) ...................  F-35
   22      Premiums ......................................................  F-36
   23      Business Segments .............................................  F-36
   24      Supplemental Cash Flow Disclosures ............................  F-38
   25      Subsequent Event ..............................................  F-38

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kaye Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, stockholders' equity and comprehensive income, present fairly, in all material respects, the financial position of Kaye Group Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
New York, New York
February 26, 1999

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and December 31, 1997
                   (in thousands, except par value per share)

                                                                                            1998               1997
                                                                                          --------           --------
ASSETS:

INSURANCE BROKERAGE COMPANIES
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $33,218 and $22,322)                                                $ 34,267           $ 24,833
     Premiums and other receivables                                                         40,572             32,790
     Prepaid expenses and other assets                                                       1,895              1,385
                                                                                          --------           --------
     Total  current assets                                                                  76,734             59,008

Fixed assets (net of accumulated depreciation of $5,662 and $4,553)                          3,683              3,145
Intangible assets (net of accumulated amortization of $2,750 and $2,072)                     6,795              4,702
Deferred income taxes                                                                          816                966
Other assets                                                                                   205                181
                                                                                          --------           --------
     Total assets - insurance brokerage companies                                           88,233             68,002
                                                                                          --------           --------

PROPERTY AND CASUALTY COMPANIES
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1998, $42,980;
         1997, $41,529)                                                                     43,597             42,099
     Equity securities, at market value (cost: 1998, $646; 1997, $871)                         732                981
     Short term investments, at cost, which approximates market value                        2,950              3,430
                                                                                          --------           --------
     Total investments                                                                      47,279             46,510

Cash and cash equivalents                                                                   10,806              6,409
Accrued interest and dividends                                                                 961                882
Premiums receivable                                                                          2,644              2,344
Premiums receivable - insurance brokerage companies                                          3,041              3,185
Prepaid reinsurance premiums                                                                   162                262
Reinsurance recoverable on unpaid losses and loss expenses                                   3,220              2,811
Funds held under deposit contracts, at market value, which
     approximates cost                                                                                            173
Deferred acquisition costs                                                                   3,921              3,939
Deferred income taxes                                                                          586                379
Other assets                                                                                 2,354              1,810
Intercompany receivable                                                                        508
                                                                                          --------           --------
     Total assets - property and casualty companies                                         75,482             68,704
                                                                                          --------           --------

CORPORATE
Cash and cash equivalents                                                                      370                 65
Prepaid expenses and other assets                                                              248                107
Investments available-for-sale:
     Equity securities, at market value (cost: 1998, $497, and 1997, $557)                     615                442
Deferred income taxes                                                                                              41
Intercompany receivable                                                                      2,118              3,664
                                                                                          --------           --------
     Total assets - corporate                                                                3,351              4,319
                                                                                          --------           --------

     Total assets                                                                         $167,066           $141,025
                                                                                          ========           ========


                 See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and December 31, 1997
                   (in thousands, except par value per share)


                                                                                            1998               1997
                                                                                          --------           --------
LIABILITIES:

INSURANCE BROKERAGE COMPANIES
Current liabilities:
     Premiums payable                                                                     $ 59,472           $ 40,872
     Premiums payable - property and casualty companies                                      3,041              3,185
     Accounts payable and accrued liabilities                                                9,045              7,983
     Notes payable                                                                             718                434
     Deferred income taxes                                                                     978              1,063
     Intercompany payable                                                                    2,626              3,342
                                                                                          --------           --------
     Total current liabilities                                                              75,880             56,879
Notes payable                                                                                1,369                654
Other liabilities                                                                            1,005              1,466
                                                                                          --------           --------
     Total liabilities-insurance brokerage companies                                        78,254             58,999
                                                                                          --------           --------

PROPERTY AND CASUALTY COMPANIES
Liabilities:
     Unpaid losses and loss expenses                                                        21,567             19,126
     Unearned premium reserves                                                              12,327             12,578
     Accounts payable and accrued liabilities                                                7,451              6,661
     Other liabilities                                                                         143                350
     Intercompany payable                                                                                         322
                                                                                          --------           --------
     Total liabilities - property and casualty companies                                    41,488             39,037
                                                                                          --------           --------

CORPORATE
Current liabilities:
     Accounts payable and accrued liabilities                                                  511                774
     Note and loan payable                                                                   1,153              1,875
     Deferred income taxes                                                                      20
     Income taxes payable                                                                      568                 16
                                                                                          --------           --------
     Total current liabilities                                                               2,252              2,665
Loan payable-long-term                                                                       3,303              5,156
                                                                                          --------           --------
     Total liabilities-corporate                                                             5,555              7,821
                                                                                          --------           --------

     Total liabilities                                                                     125,297            105,857
                                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          8,474 shares issued and outstanding                                                   85                 85
     Paid - in capital                                                                      17,942             17,942
     Accumulated other comprehensive income, net of deferred
          income tax  liability  (1998, $280; 1997, $192)                                      541                373
     Retained earnings                                                                      23,201             16,768
                                                                                          --------           --------

     Total stockholders' equity                                                             41,769             35,168
                                                                                          --------           --------

     Total liabilities and stockholders' equity                                           $167,066           $141,025
                                                                                          ========           ========


                 See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                                                    1998             1997             1996
                                                                                  --------         --------         --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                                    $35,356          $32,217          $31,567
     Investment income                                                               1,846            1,565            1,026
                                                                                  --------         --------         --------

     Total revenues                                                                 37,202           33,782           32,593
                                                                                  --------         --------         --------

Expenses:
     Salaries and benefits                                                          21,323           18,905           18,763
     Amortization of intangibles                                                       679              507              439
     Other operating expenses                                                       13,446           13,203           13,986
                                                                                  --------         --------         --------

     Total operating expenses                                                       35,448           32,615           33,188
                                                                                  --------         --------         --------

     Interest expense                                                                   49              400              600
                                                                                  --------         --------         --------

     Income (loss) before income taxes-insurance brokerage companies                 1,705              767           (1,195)
                                                                                  --------         --------         --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                           24,538           22,270           20,689
     Change in unearned premiums                                                       151              577           (1,362)
                                                                                  --------         --------         --------

     Net premiums earned                                                            24,689           22,847           19,327
     Net investment income                                                           2,920            2,692            2,461
     Net realized gains on investments                                                  85               21               72
     Other income                                                                      146              245              445
                                                                                  --------         --------         --------

     Total revenues                                                                 27,840           25,805           22,305
                                                                                  --------         --------         --------

Expenses:
     Losses and loss expenses                                                        8,496            8,716            7,036
     Acquisition costs and general and administrative expenses                       9,707            9,370            8,218
                                                                                  --------         --------         --------

     Total expenses                                                                 18,203           18,086           15,254
                                                                                  --------         --------         --------

     Income before income taxes-property and casualty companies                      9,637            7,719            7,051
                                                                                  --------         --------         --------

CORPORATE
Revenues:
     Net investment income (loss)                                                      (31)              55               89

Expenses:
     Other operating expenses                                                          314              438              220

     Interest expense                                                                  443              548              514
                                                                                  --------         --------         --------

     Net expenses before income taxes-corporate                                       (788)            (931)            (645)
                                                                                  --------         --------         --------


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                                                    1998             1997             1996
                                                                                  --------         --------         --------
Income before income taxes and  minority interest                                  $10,554           $7,555           $5,211
                                                                                  --------         --------         --------

Provision (benefit) for income taxes

     Current                                                                         3,422            1,921              364
     Deferred                                                                         (150)             346            1,120
                                                                                  --------         --------         --------

     Total provision for income taxes                                                3,272            2,267            1,484
                                                                                  --------         --------         --------

Income before minority interest                                                      7,282            5,288            3,727

Minority interest                                                                                       931              656
                                                                                  --------         --------         --------

Net income                                                                          $7,282           $4,357           $3,071
                                                                                  ========         ========         ========

EARNINGS PER SHARE

     Basic                                                                           $0.86            $0.62            $0.44
                                                                                  ========         ========         ========

     Diluted                                                                         $0.85            $0.62            $0.44
                                                                                  ========         ========         ========


Weighted average of shares outstanding - basic                                       8,474            7,024            7,020
                                                                                  ========         ========         ========

Weighted average shares outstanding and
share equivalents outstanding - diluted                                              8,593            7,083            7,021
                                                                                  ========         ========         ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                    1998                1997                1996
                                                                  --------            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $7,282              $4,357              $3,071
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Deferred acquisition costs                                          18                 134                (370)
    Amortization of bond premium - net                                 599                 650                 751
    Deferred income taxes                                             (150)                346               1,120
    Net realized gains on investments                                  (85)                (21)                (72)
    Depreciation and amortization expense                            1,813               1,667               2,000
    Minority interest                                                                      931                 656
    Change in assets and liabilities:
       Accrued interest and dividends                                  (79)                 87                  22
       Premiums and other receivables                               (8,125)             23,011              19,217
       Prepaid expenses and other assets                            (1,253)             (1,785)                760
       Unpaid losses and loss expenses                               2,441               3,899               2,556
       Unearned premium reserves                                      (251)               (598)              1,362
       Premiums payable                                             18,371             (21,870)            (14,865)
       Income taxes payable                                            552                 (79)              1,356
       Accounts payable and accrued liabilities                      2,055               5,116                (767)
                                                                  --------            --------            --------

       Net cash provided by operating activities                    23,188              15,845              16,797
                                                                  --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
Purchase of fixed maturities                                       (15,012)            (11,907)            (14,291)
Purchase of equity securities                                         (200)               (500)               (825)
Purchase of short term investments                                                      (2,094)
Maturities of fixed maturities                                       4,861               4,487               3,318
Sales of fixed maturities                                            8,158               5,297               8,707
Sales of equity securities                                             425               1,100
Sales of short term investments                                        480                                   1,814
Funds held under deposit contracts:
Purchase of fixed maturities                                                              (976)               (469)
Sales of short term investments                                        173               2,344                (815)
Sales of fixed maturities                                                                1,851               2,535
Maturities of fixed maturities                                                             452                 480
Purchase of fixed assets                                            (2,089)             (1,481)               (888)
Acquisition payments                                                (1,239)               (777)
                                                                  --------            --------            --------

       Net cash used in investing activities                        (4,443)             (2,204)               (434)
                                                                  --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under deposit contracts                                      (122)             (3,326)             (1,553)
Acquisition debt-repayment                                            (657)
Notes and loan payable-repayment                                    (7,981)             (6,757)               (416)
Proceeds from borrowings                                             5,000                 642                 553
Payment of dividends                                                  (849)               (702)               (702)
Payment of dividends to minority stockholders                                             (150)               (150)
                                                                  --------            --------            --------

       Net cash used in financing activities                        (4,609)            (10,293)             (2,268)
                                                                  --------            --------            --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             14,136               3,348              14,095
Cash and cash equivalents at beginning of period                    31,307              27,959              13,864
                                                                  --------            --------            --------

Cash and cash equivalents at end of period                         $45,443             $31,307             $27,959
                                                                  ========            ========            ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                            Common Stock                    Accumulated
                                                        ---------------------                   Other                     Total
                                                        Outstanding     Par       Paid-In   Comprehensive   Retained   Stockholders'
                                                          Shares       Value      Capital       Income      Earnings     Equity
                                                        -----------  --------    --------   -------------  ----------  -------------
Balance, January 1, 1996                                    7,020         $70      $7,776        $236       $14,800      $22,882

Change in unrealized depreciation, net of deferred
    income tax benefit of $138                                                                   (267)                      (267)
Net income                                                                                                    3,071        3,071
Dividends declared (per share-$0.10)                                                                           (702)        (702)
                                                         --------    --------    --------    --------      --------     --------

Balance, December 31, 1996                                  7,020          70       7,776         (31)       17,169       24,984

Change in unrealized appreciation, net of deferred
    income tax of ($174)                                                                          338                        338
Net income                                                                                                    4,357        4,357
Dividends declared (per share-$0.10)                                                                           (702)        (702)
Shares issued to purchase minority interest, net of
   deferred income tax of ($34)                             1,454          15      10,166          66        (4,056)       6,191
                                                         --------    --------    --------    --------      --------     --------

Balance, December 31, 1997                                  8,474          85      17,942         373        16,768       35,168

Change in unrealized appreciation, net of deferred
    income tax of ($88)                                                                           168                        168
Net income                                                                                                    7,282        7,282
Dividends declared (per share-$0.10)                                                                           (849)        (849)
                                                         --------    --------    --------    --------      --------     --------

Balance, December 31, 1998                                  8,474         $85     $17,942        $541       $23,201      $41,769
                                                         ========    ========    ========    ========      ========     ========

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                                   1998         1997          1996
                                                                                                  -------      -------      -------
NET INCOME                                                                                         $7,282       $4,357       $3,071

Other comprehensive income:

  Unrealized appreciation (depreciation) of investments available -for-sale,  net of
  deferred  income tax liability (benefit)  (1998, $116; 1997, $214; 1996, ($114) )                   221          417         (219)

  Less: reclassification adjustment for gain included in net income,
  net of deferred  income tax liability  (1998, $28; 1997, $6; 1996, $24 )                            (53)         (13)         (48)
                                                                                                  -------      -------      -------

  Total other comprehensive income                                                                    168          404         (267)
                                                                                                  -------      -------      -------

COMPREHENSIVE INCOME                                                                               $7,450       $4,761       $2,804
                                                                                                  =======      =======      =======


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1998, 1997 and 1996

1) Business

Kaye Group Inc. (the "Company"), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments - the Insurance Brokerage Companies Operations ("Brokerage Operations"), comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations.

In addition, Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies Operations. Such activities include debt servicing and public company expenses, including investor relations costs.

Insurance Brokerage Companies Operations

The Retail Brokerage Business operates an insurance brokerage business through four subsidiaries of the Company, the "Retail Brokerage Companies". It offers commercial clients a full range of insurance brokerage services including procurement of property/casualty insurance, risk management consulting, bonding, loss prevention engineering, and group employee benefit consulting services. In addition, personal lines and life and health insurance coverage are placed on behalf of individuals.

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

During 1998, the Retail Brokerage Business serviced approximately 15,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees in connection with consulting services relating to the marketing of insurance.

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

Approximately two thirds of PBC's premium volume is generated by approximately 450 unrelated retail insurance agents and brokers serving approximately 5,800 insureds during 1998. The remaining one third is derived from the Retail Brokerage Business. Approximately half of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

Property and Casualty Companies Operations

The Company conducts its property and casualty underwriting business through its two insurance company subsidiaries (the "Insurance Companies"), OLRI and OLB. OLRI is a property and casualty insurance company licensed in Rhode Island and eligible as a surplus lines insurer in New York and New Jersey. OLB is a property and casualty insurance company organized and licensed under the laws of Bermuda. In states where the Insurance Companies are not admitted insurers or surplus lines insurers, the Insurance Companies underwrite risks through various reinsurance agreements.

The Insurance Companies underwrite property risks (loss or physical damage to property) and OLRI underwrites casualty risks (legal liability for personal injury or damaged property of others) for insureds in the United States. Insurance is sold principally through the Programs marketed by PBC which insure various types of businesses and properties that have similar risk characteristics, such as apartments, condominiums, cooperatives, restaurants, building maintenance companies, gas stations, churches, funeral homes and pharmacies, among others.

The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Its exposure to individual insureds on individual losses is thereby generally limited to between $10,000 and $25,000 per claim (primarily inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, OLRI has issued policies on a selected basis with limits up to $1,000,000, retaining the first $50,000 of exposure and reinsuring the remaining limits with an unaffiliated reinsurer.

The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. CAC also provides claims administration service to the unaffiliated Program insurers for a fee.

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

The combination was effective October 2, 1995 and was accounted for as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Retail Brokerage Business were combined with those of Holding at their historical cost in a manner similar to a "pooling of interests". The combination was accomplished as follows:

          1. Holding transferred to Kaye Holding Corp. ("KHC") (a subsidiary) all of the outstanding stock of the Insurance Companies and its two other subsidiaries, PBC and CAC and its other assets in exchange for (i) 82,400 shares of KHC common stock, representing 82.4% of the total outstanding KHC common stock, and (ii) the assumption by KHC of certain of Holding's liabilities.

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

On December 30, 1997, the stockholders of the Company approved a restructuring that merged KHC into the Company. This eliminated KILP's minority interest in KHC of $6,191,000 as of December 31, 1997 and increased stockholders' equity of the Company by the same amount. KILP was the Company's largest shareholder. The merger was accounted for as a transfer and exchange between entities under common control. Accordingly, common stock of Kaye Group Inc. issued in exchange for the KHC shares was accounted for by using the closing NASDAQ market price on (the effective date of the merger) October 24, 1997 ($7.00). This increased the number of shares of common stock by 1,454,435 at the par value $.01, per share, or $14,544. Paid-in capital was increased by $10,166,000 which was the difference between the market value price per share and the par value per share. Minority interest in KHC was eliminated as a result of the merger and retained earnings of Kaye Group Inc. was reduced to account for the difference between the market value of the shares issued, and the book value of the minority interest in KHC.

Effective May 12, 1998, KILP, the Company's then largest stockholder, was dissolved, and its shares in the Company were distributed to its partners.

3) Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances and transactions within segments have been eliminated.

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

(b) Segment Reporting

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

(c) Commission Income

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

(d) Fixed Assets

Furniture, equipment, computer hardware and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method. Fixed assets are depreciated over periods ranging from three to seven years, and leasehold improvements are amortized over the remaining terms of the leases which expire through 2002.

(e) Intangible Assets

Acquired expiration lists, covenants not to complete and goodwill are carried at cost, less accumulated amortization which is computed using the straight-line method over a period of not more than twenty years. Corporate organizational costs are carried at cost, less accumulated amortization and are amortized using the straight-line method over a period of five years. Such costs were fully amortized at December 31, 1996.

(f) Investments

Fixed maturity securities, funds held under deposit contracts and equity securities, which include common and preferred stocks, are stated at market value as the Company considers these investments available for sale. The difference between the cost and market value of fixed maturity and equity securities is reflected as unrealized appreciation or depreciation, net of applicable deferred income taxes, as a separate component of stockholders' equity. Realized gains or losses from the sale of investments are determined on the basis of specific identification and are reflected as a component of revenues. Investment income is recognized when earned.

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

(g) Insurance Premiums Earned

Insurance premiums are recognized as revenues ratably over the terms of the related policies in force. Unearned premiums are established to cover the unexpired portion of premiums written and are calculated using the daily pro rata method. Premiums earned are net of reinsurance ceded.

(h) Deferred Acquisition Costs

Deferred acquisition costs represent costs to acquire or renew insurance policies or contracts and are deferred and amortized over the applicable premium recognition period, generally one year. These deferred costs have been limited to the amount expected to be recovered from future earned premiums. Acquisition costs of $7,630,000, $7,269,000 and $6,086,000 were amortized to expense in 1998, 1997 and 1996, respectively.

(i) Unpaid Losses and Loss Expenses

The estimated liability for unpaid losses and loss expenses is based on an evaluation of claims reported by policyholders. A provision which is based on historical experience and modified for current trends, is also included for losses and loss expenses which have been incurred but not reported. The methods of determining such estimates and establishing the resulting reserves are continually reviewed and modified to reflect current conditions, and any adjustments are reflected currently in results of operations.

The Company has received claims related to lead paint exposures it insures under various residential real estate programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; and
questions regarding the interpretation and application of insurance and reinsurance coverage. The Company has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided were established based on Management's estimate of ultimate liabilities. However, due to the nature of the exposures such reserves cannot be, and are not established using standard actuarial techniques.

(j) Reinsurance

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

(k) Income Taxes

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

(l) Cash and Cash Equivalents

Cash and cash equivalents include money market funds and certificates of deposit, including funds held in a fiduciary capacity for Insurance Brokerage Companies, with a maturity of three months or less. The Company maintains cash with banks in excess of federally insured limits and is exposed to the credit risk from this concentration of cash.

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

Earnings per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share accounts):

                                                         1998     1997     1996
                                                        ------   ------   ------
Net income (numerator)                                  $7,282   $4,357   $3,071
                                                        ------   ------   ------

Weighted average common shares and effect of dilutive shares used in the computation of earnings per share:

   Average shares outstanding-basic                      8,474    7,024    7,020
   Effect of dilutive shares                               119       59        1
                                                        ------   ------   ------
   Average shares outstanding - diluted
   (denominator)                                         8,593    7,083    7,021
                                                        ------   ------   ------
Earnings per common share:
   Basic                                                 $0.86    $0.62    $0.44
   Diluted                                               $0.85    $0.62    $0.44

A warrant that expired in February 1998, (relating to 1997 and 1996, only) and options to purchase 161,450, 284,000, and 419,000 common shares at prices from $7.06 to $11.63, $7.06 to $11.63, and $7.06 to $11.63 per share were outstanding at December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of earnings per diluted share for the respective years, because their exercise price was greater than the average market price of the common shares. The options, which expire through December 31, 2008, December 31, 2007, and December 27, 2006, respectively, were still outstanding at the end of 1998.

4) Changes in Accounting Policies

(a) Newly Adopted Accounting Standards

In February 1997, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments ("FRR No. 48"). FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments. As of December 31, 1998, the Company has no derivative financial instruments. Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments which investors can use to better understand and evaluate market risk exposures of registrants. These disclosures were effective in 1998 for the Company and are appropriately disclosed.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include currency translation adjustments and unrealized appreciation of investments, which are currently reported as separate components of equity in the balance sheet. In accordance with the statement, the Consolidated Statements of Comprehensive Income are presented as a separate statement at December 31, 1998, 1997 and 1996.

Also in June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The Company implemented SFAS No. 131 effective December 31, 1998 and identified three operating segments: Insurance Brokerage, Property & Casualty, and Corporate. The financial position and operating results of the Company were not affected by this statement.

(a) Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the statement will not have a material impact on the financial position of the Company.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. SOP 98-1 is effective for fiscal years beginning after

December 15, 1998. This statement is not expected to materially impact the Company's consolidated financial statements.

In late 1998, the AICPA issued SOP 98-7. Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk. This SOP effective for fiscal years beginning after June 15, 1999, provides guidance to both the insured and insurer on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is not expected to materially impact the Company's consolidated financial statements.

In December 1997, the AICPA issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. SOP 97-3 provides guidance for assessments related to insurance activities and requirements for disclosure of certain information. SOP 97-3 is effective for financial statements issued for periods beginning after December 31, 1998. Restatement of previously issued financial statements is not required. SOP 97-3 is not expected to have a material impact on the Company's consolidated financial statements.

5) Funds Held in Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers are approximately $33,218,000 and $22,322,000 at December 31, 1998 and 1997, respectively, some of which are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

6) Investments

Net investment income for the years ended December 31, 1998, 1997 and 1996 is derived from the following sources (in thousands):

                                              1998          1997          1996
                                             ------        ------        ------
Insurance Brokerage Companies
Short term investments                       $1,846        $1,565        $1,026
                                             ------        ------        ------

Property and Casualty Companies
Fixed maturities                              2,031         2,083         2,099
Equity securities                                67           119           114
Short term investments                          791           382            82
Other                                            98           143           191
                                             ------        ------        ------
Total Investment income                       2,987         2,727         2,486
Investment expenses                             (67)          (35)          (25)
                                             ------        ------        ------
                                              2,920         2,692         2,461
                                             ------        ------        ------

Corporate
Short term investments                          (31)           55            89

Net investment income                        $4,735        $4,312        $3,576
                                             ======        ======        ======

Net realized gains or losses and the increase or decrease in unrealized appreciation (depreciation) on investments for the years ended December 31, 1998, 1997 and 1996 are summarized below (in thousands):

                                                         1998     1997      1996
                                                         ----     ----      ----

Net realized gains (losses):
   Fixed maturities:
         Gross realized gains                             $85      $26      $82
         Gross realized losses                                      (5)     (10)
                                                         ----     ----    -----
Net realized gains on investments                         $85      $21      $72
                                                         ----     ----    -----

Change in unrealized appreciation (depreciation):
   Fixed maturities                                       $47     $636    $(543)
   Equity securities                                      209      (14)      48
                                                         ----     ----    -----
   Net change in unrealized appreciation
   (depreciation)                                        $256     $622    $(495)
                                                         ====     ====    =====

The composition, cost (amortized cost for fixed maturities) and estimated market values of the Company's investments at December 31, 1998 and 1997 are presented below.

                                                        Gross
                                                  Unrealized Holding   Aggregate
                                                  ------------------     Fair
                                         Cost      Gains     Losses     Value
                                       -------    -------    -------   ---------
                                                     (in thousands)

1998
Investments available for sale:
      Fixed Maturities:
         U.S. Government (a)            $2,144       $18                $2,162
         States (b)                     36,144       643       $(75)    36,712
         Corporate                       4,692        42        (11)     4,723
                                       -------      ----      -----    -------

      Total fixed maturities           $42,980      $703       $(86)   $43,597
                                       -------      ----      -----    -------

      Equity Securities:
         Common Stock                     $643      $204                  $847
         Preferred Stock                   500                             500
                                       -------      ----               -------

      Total equity securities           $1,143      $204                $1,347
                                       -------      ----               -------



1997
Investments available for sale:
      Fixed Maturities:
         U.S. Government (a)            $3,641       $10       $(24)    $3,627
         States (b)                     34,013       591         (3)    34,601
         Corporate                       3,875        44        (48)     3,871
                                       -------      ----      -----    -------

      Total fixed maturities           $41,529      $645       $(75)   $42,099
                                       -------      ----      -----    -------

      Equity Securities:
         Common Stock                     $703      $111      $(115)      $699
         Preferred Stock                   725                   (1)       724
                                       -------      ----      -----    -------

      Total equity securities           $1,428      $111      $(116)    $1,423
                                       -------      ----      -----    -------

Funds held under deposit contracts
    - Cash and cash equivalents           $173                            $173
                                       -------                         -------

(a)  Includes U.S. Government agencies and authorities

(b)  Includes municipalities and subdivisions

The amortized cost and estimated market value of fixed maturities at December 31, 1998, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                   Investments Available
                                                         for Sale
                                           -------------------------------------
                                                      (in thousands)

                                           Amortized Cost   Aggregate Fair Value
                                           --------------   --------------------

Due in one year or less                          $3,769             $3,774

Due after one year through five years            21,193             21,624

Due after five years through ten years           13,474             13,599

Due after ten years                               4,544              4,600
                                                -------            -------

Total                                           $42,980            $43,597
                                                =======            =======

Fixed maturities and cash carried at market value of $3,560,000, and $3,511,000 in 1998 and 1997, respectively, were on deposit for governmental authorities, as required by law. Fixed maturity, equity securities, and cash equivalents carried at market value of $13,747,000 and $11,733,000 in 1998 and 1997, respectively, have been deposited in trust funds or pledged to collateralize the obligations of OLB and OLRI to ceding companies under reinsurance agreements.

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

7) Notes Payable

Notes payable consist of the following in thousands at December 31,:

                                                                  1998     1997
                                                                 ------   ------
Insurance Brokerage:

Acquisition debt due to seller, due through 7/1/2002,
    interest at prime                                            $1,406
Finance company notes, due through 2000, interest at
    prime rate plus 1/2%                                             86     $179

Finance company notes, due through 2002, interest at 7.75%          445      546
Capital lease due through 8/30/99, interest at 7.375%               150      363
                                                                 ------   ------
                                                                  2,087    1,088
Less current portion                                                718      434
                                                                 ------   ------
Notes payable - long term                                        $1,369     $654
                                                                 ======     ====

Corporate:

Term loan, due through 2000, interest at 7.8%                    $4,456
Revolving line of credit, due through 2001
    interest at 5.9375% plus 2.5%                                         $7,031
Less current portion                                              1,153    1,875
                                                                 ------   ------
Notes payable-long term                                          $3,303   $5,156
                                                                 ======   ======

On June 23, 1998 the Company paid in full the $6,094,000 bank revolving line of credit, and replaced it with a $5,000,000 term loan (the "Loan") with another bank. The Loan is collateralized by the stock of the Property and Casualty Companies. The Loan bears interest at a fixed rate per year of 7.8%. At December 31, 1998, $4,456,000 was outstanding under the Loan. In addition, the Company has available a $4,500,000 revolving line of credit with the same bank, collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of December 31, 1998, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of 0.05% on the unused balance. Among other covenants, the Loan agreement requires maintenance of minimum consolidated GAAP net worth, statutory surplus, ratio of net premiums written to surplus, and minimum debt service coverage. As of December 31, 1998, the Company was in compliance with the covenants of the Loan agreement.

The Company's required payments on the Loan for the respective years are $1,153,000 in 1999, $1,245,000 in 2000, $1,345,000 in 2001, and $713,000 in
2002. Interest expense for the loans mentioned above for the year ended December 31, 1998, 1997, and 1996 were $443,000, $548,000 and $514,000, respectively.

On August 29, 1997 the Company paid in full the note payable to KILP of $6,000,000. This note was subject to repayment restrictions stipulated in the then existing bank agreement. The due date of the note pursuant to the then existing bank loan agreement would have been in 2001. The bank consented to the payment on August 25, 1997. Interest expense for the year ended December 31, 1997 and 1996 was $400,000 and $600,000, respectively.

The aggregate maturities of all notes payable by year are as follows (in thousands):

       1999 ..................................................   $1,871
       2000 ..................................................    1,773
       2001 ..................................................    1,866
       2002 ..................................................    1,033
       Thereafter ............................................       0

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the notes payable at December 31, 1998 and 1997 approximates their carrying value.

Interest expense in the accompanying consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 was $492,000, $948,000, and
$1,114,000, respectively.

8) Income Taxes

The Company's effective income tax rate for the years ended December 31, 1998, 1997 and 1996 differs from the statutory rate on ordinary income before income taxes as follows (in thousands):

                                                           1998                      1997                      1996
                                                     -----------------        -------------------       ------------------
                                                                 % of                       % of                     % of
                                                                Pretax                     Pretax                   Pretax
                                                     Amount     Income        Amount       Income       Amount      Income
                                                     ------     ------        ------       ------       ------      ------
Income taxes computed at the                         $3,588      34.0%        $2,569        34.0%       $1,772       34.0%
statutory rate

Increase (decrease) in taxes resulting from:

Tax-exempt investment income                           (456)     (4.3)          (516)       (6.8)         (403)      (7.7)

State and local income taxes and other                  140       1.3            214         2.8           115        2.2
                                                     ------      ----         ------        ----        ------       ----

Provision for income taxes                           $3,272        31%        $2,267        30.0%       $1,484       28.5%
                                                     ======      ====         ======        ====        ======       ====

The source of the significant temporary differences and the related deferred tax effects are as follows:

                                              1998          1997          1996
                                            -------       -------       -------
                                                       (in thousands)

Expiration lists                               $394          $394          $393
Unearned premium reserves                        10            40           (93)
Deferred compensation                                                       850
Deferred acquisition costs                       (6)          (46)          126
Accrual adjustment                              (85)          (59)          (56)
Other                                          (217)           47          (137)
Loss reserve discount                          (246)          (30)           37
                                            -------       -------       -------

Deferred tax (benefit) expense                $(150)         $346        $1,120
                                            =======       =======       =======

The components of the net deferred tax asset, in the accompanying consolidated balance sheets at December 31, 1998 and 1997, are as follows:

                                                              1998         1997
                                                             ------       ------
                                                               (in thousands)
Deferred tax assets:
  Loss and loss expense reserves                             $1,296       $1,048
  Expiration lists                                              547          941
  Unearned premium reserves                                     827          837
  Unrealized losses on investments and other                    304           91
                                                             ------       ------

  Total deferred tax asset                                    2,974        2,917
                                                             ------       ------

Deferred tax liabilities:
  Deferred acquisition costs                                  1,333        1,339
  Unrealized gains on investments and other
  accrual adjustments                                         1,237        1,255
                                                             ------       ------

  Total deferred tax liability                                2,570        2,594
                                                             ------       ------

Net deferred tax asset                                         $404         $323
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

9) Lease Commitments and Rentals

Minimum annual rental commitments under various non-cancelable operating leases for office space, automobiles and equipment are as follows (in thousands):

                               Years Ending December 31,
                               -------------------------
               1999 .......................................          $2,656
               2000 .......................................           2,493
               2001 .......................................           2,203
               2002 .......................................             351
               Thereafter .................................              22
                                                                    -------
                                                                      7,725
      Sub-lease rental income .............................            (139)
                                                                    -------
      Net rental commitments ..............................          $7,586
                                                                    =======

Leases for office space include various escalation clauses, none of which individually or in the aggregate are material. Escalation clauses are accounted for on a straight-line basis over the life of the lease. The leases also contain provisions for the payment of certain operating expenses and real estate taxes.

Rent expense for the years ended December 31, 1998, 1997 and 1996, amounted to approximately $2,928,000, $2,992,000 and $2,857,000, respectively, net of sublease rental income of $117,000, $193,000 and $197,000, respectively.

10) Pension and Retirement Plans

Substantially all officers and employees of the Company are entitled to participate in a qualified retirement savings plan (defined contribution plan) and prior to 1995 were entitled to participate in a defined benefit pension plan. The cost to the Company to participate in these plans included in the accompanying consolidated statements of income was approximately $255,000, $385,000, and $55,000 for 1998, 1997 and 1996, respectively.

11) Management Services Agreement

In September 1992, Kaye Insurance Associates, L.P. ("KIA"), a predecessor of one of the entities comprising the Retail Brokerage Business, entered into a management services agreement with APCO Corp. (the "Manager"), whereby the Manager was obliged to provide the administrative and operational functions for the Amalgamated Division, from which certain assets and liabilities were acquired in 1992. The Manager was owned by the individuals who sold the Amalgamated Division to KIA. In return for the Manager's services, commencing September 1, 1992 and continuing through August 31, 1997, KIA was obliged to pay annually to the Manager a base fee which was subject to certain adjustments as specified in the agreement. KIA incurred management service fees of $911,000 and $1,536,000 for the years ended December 31, 1997 and 1996, respectively, which was included in other operating expenses of the Insurance Brokerage Companies.

In addition, the Manager was entitled to receive an incentive bonus in an amount equal to a specified percentage (ranging from 16% to 19%) of gross income of the Amalgamated division, as defined in the agreement, for each of the five years of the period ended August 31, 1997. In accordance with the terms of the agreement, however, in no event should the cumulative amount paid by KIA, with respect to this incentive bonus, be less than $2,876,000 or exceed $4,220,000 subject to the continued employment of certain key personnel by the Manager. The cost of this bonus to KIA, which was charged to salaries and benefits as the related gross income earned, was $0 and $364,000 for the years ended December 31, 1997 and 1996, respectively. These agreements expired on August 31, 1997.

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

As licensed brokers, the Insurance Brokerage Companies are or may become party to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries were involved in an administrative investigation commenced in 1992 by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program was altered, which has not had a material adverse effect on this Program. While the Company had discussions with the Department regarding settlement of such investigation, this matter has not been pursued for several years. If the matter is not closed or settled, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. Management does not believe the resolution of this issue will have a material adverse effect on the Company.

13)      Reinsurance

As of December 31, 1998 and 1997, included in the amounts reflected in the consolidated financial statements are unearned premiums of $4,779,000 and $4,963,000, respectively, and unpaid losses and loss expenses of $16,068,000 and $12,445,000, respectively, for reinsurance assumed from non-affiliates, although all such reinsurance assumed relates to business produced by the Insurance Brokerage Companies. The Insurance Companies have established trust funds and deposited fixed maturities, equity securities, and cash therein to satisfy the collateral requirements of certain reinsurance agreements. The trust funds established for the benefit of ceding companies amounted to approximately $13,747,000 and $11,872,000 as of December 31, 1998 and 1997, respectively.

In accordance with the normal practice of the insurance industry, OLRI assumes and cedes reinsurance with other insurers or reinsurers. The reinsurance arrangements provide greater diversification of business and minimize OLRI's maximum net loss arising from large risks.

OLRI assumes reinsurance under reinsurance treaty arrangements with limits varying from $25,000 to $100,000 per occurrence. OLRI retains the first $25,000 of exposure and cedes $75,000 in excess of $25,000 for business assumed with $100,000 per occurrence to an unaffiliated company, PXRE Reinsurance Company ("PXRE") (A.M. Best rated Ag). In addition, OLRI purchased annual stop loss policies to limit its exposure from reinsurance assumed. These policies insure OLRI in the event the losses under the policy exceed a fixed percentage of premium earned. OLRI will be reimbursed up to $3,000,000.

OLRI's ceded reinsurance is on an excess of loss basis with PXRE. OLRI issues policies on a selected basis with limits up to $1,000,000 retaining the first $50,000 of exposure and reinsuring $950,000 to PXRE.

The Insurance Companies also entered into reinsurance agreements wherein they reinsured certain general liability and property risks. These reinsurance agreements include per claim and aggregate limits and provide funds that are placed into trusts for the benefit of the insurers. Since these reinsurance contracts do not transfer risk to the Insurance Companies, they are included in "Funds Held Under Deposit Contracts" in the accompanying consolidated balance sheets.

A contingent liability exists with respect to reinsurance ceded, which would become an ultimate liability of OLRI in the event that the assuming companies were unable to meet their obligations under the reinsurance agreements in force at December 31, 1998. The amounts deducted from revenues and expenses for reinsurance ceded by OLRI were as follows:

                                                           1998             1997
                                                           ----             ----
                                                              (in thousands)

Revenue and expenses:
   Premiums earned                                         $355            $ 558
   Commission expense                                        45               88
   Losses and loss expenses                                 409            1,929

14) Losses and Loss Expenses

The following table sets forth a reconciliation of the changes in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1998.

                                                   Years Ended December 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                        (in thousands)

Balance at January 1, .......................    $19,126     $15,227     $12,671
         Less: reinsurance recoverables .....     (2,811)       (882)
                                                --------    --------    --------

         Net balance ........................     16,315      14,345      12,671
                                                --------    --------    --------

Incurred related to:
         Current year .......................      8,461       8,824       6,621
         Prior years ........................         35        (108)        415
                                                --------    --------    --------
         Total incurred .....................      8,496       8,716       7,036
                                                --------    --------    --------

Paid related to:
         Current year .......................      1,877       1,802       1,832
         Prior years ........................      4,587       4,944       3,530
                                                --------    --------    --------
         Total paid .........................      6,464       6,746       5,362
                                                --------    --------    --------

Net balance at December 31, .................     18,347      16,315      14,345
         Add: reinsurance recoverables ......      3,220       2,811         882
                                                --------    --------    --------

         Balance ............................    $21,567     $19,126     $15,227
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

OLB is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1998. At December 31, 1998, $419,000 was available for distribution from OLB and its subsidiary, Park Brokerage Ltd. Pursuant to Rhode Island Insurance Law, OLRI may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, OLRI is restricted (on the basis of the lesser of 10% of OLRI's statutory surplus at the end of the preceding twelve-month period or 100% of OLRI's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of the dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. At December 31, 1998, $2,786,000 is available for distribution during 1999, without prior approval. Statutory information is as follows:

                                         Old Lyme        Old Lyme
                                       Rhode Island       Bermuda      Combined
                                       ------------       -------      --------
                                                      (in thousands)
Policyholders' surplus at
December 31,
         1998                             $27,867          $1,419       $29,286
         1997                             $23,662          $1,904       $25,566

Net income for the years ended
December 31,
         1998                              $5,703          $1,215        $6,918
         1997                              $5,178          $1,453        $6,631
         1996                              $2,459          $2,890        $5,349

The following is a reconciliation of net income and surplus regarding policyholders in accordance with statutory accounting principles ("SAP") as reported to the Rhode Island and Bermuda insurance regulatory authorities to net income and capital as determined in conformity with generally accepted accounting principles ("GAAP") basis.

                                                                     Statutory Surplus /
                                                                    Stockholders' Equity            Net Income for years ended
                                                                     as of December 31,                    December 31,
                                                                   ----------------------      ------------------------------------
                                                                     1998          1997          1998          1997          1996
                                                                   --------      --------      --------      --------      --------
                                                                                         (in thousands)
Consolidated amount in accordance with GAAP                         $41,769       $35,168        $7,282        $4,357        $3,071

Deficit (equity) in net assets and net loss
of non-insurance companies                                           (7,273)       (4,388)         (141)        2,086         3,217
                                                                   --------      --------      --------      --------      --------

Combined amount in accordance with GAAP                              34,496        30,780         7,141         6,443         6,288

Excess of statutory formula reserves over
GAAP reserves                                                                        (890)

Deferred acquisition costs                                           (3,921)       (3,939)           18           134          (370)


Non-admitted assets, deferred income taxes and other                 (1,289)         (385)         (241)           54          (569)
                                                                   --------      --------      --------      --------      --------

Combined amount in accordance with SAP                              $29,286       $25,566        $6,918        $6,631        $5,349
                                                                   ========      ========      ========      ========      ========

16) Related Party Transactions

The administrative support for OLB is provided by International Advisory Services, Ltd. ("IAS"), an insurance management company located in Bermuda. A director of IAS is an officer of OLB and is a director of the Company. Management fees paid to IAS under a service contract for the years ended December 31, 1998, 1997 and 1996 were $30,000, $37,500 and $36,250, respectively.

The director of IAS, who is a director of the Company, is also a director of an insurance brokerage company, H & H Reinsurance Brokers, Ltd. ("H & H
Reinsurance"). H & H Reinsurance has a reinsurance contract between OLRI and unrelated insurance carriers, (Transatlantic Reinsurance Company and USF Reinsurance Company). H & H Reinsurance received commissions of $0, $38,114 and $7,000 in 1998, 1997 and 1996, respectively, as a result of such transaction.

The Company had a $6,000,000 note payable to KILP which was paid in full during 1997 (see Note 7).

KIA incurred a management fee of $175,000 annually to ZS Fund, L.P., which was one of the general partners of KILP (prior to KILP's dissolution). KIA had an accrued payable to ZS Fund, L.P. as of December 31, 1996 of $175,000. This management fee arrangement terminated on December 31, 1996.

In January 1997, KIA entered into a management agreement with KILP, whereby the KIA provided certain administrative services for a fee of $50,000 per year. At December 31, 1998 and 1997, the Company recorded $50,000 for such services provided. This management fee arrangement terminated in 1998 with the dissolution of KILP.

A director of the Company is also a director of, and has shared beneficial ownership of more than ten percent of the outstanding common stock of Sun Television and Appliances, Inc. ("Sun TV"). In 1994, Sun TV and a subsidiary of the Company entered into two agreements whereby the Company's subsidiary agreed to assume certain service contracts that were sold by Sun TV to its retail customers (the "Agreement") and contracted with Sun TV to have Sun TV provide repair services under certain service contracts. The Board of Directors believes that the agreements were commercially reasonable. On September 11, 1998, Sun TV filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code. The Company's subsidiary filed a proof of claim on March 11, 1999 for any and all amounts that are due and owing under the Agreement.

17) Acquisitions

During 1998, the Company acquired certain assets and liabilities of Florida Insurance Associates, Inc. ("FIA"), Daniel V. Keane Agency, Inc. ("DVK"), and Laub Group of Florida, Inc. ("LGF") for cash of $250,000, $657,000, and $200,000, respectively and estimated amounts payable in future periods of $14,000 (FIA), $1,406,000 (DVK) and $550,000 (LGF). The total acquired intangible assets (including expiration lists) were $263,000, $2,063,000, and $750,000 for FIA, DVK, and LGF, respectively. These acquisitions were accounted for under the purchase method.

During 1997, the Company acquired certain assets and liabilities of Western Insurance Associates, Inc. ("WIA") for cash of $1,567,000 paid through December 31, 1998 and amounts payable in future periods of $1,330,000. The amounts payable are the Company's estimate of the costs it will incur. The total acquired expiration list was $2,897,000 and $3,062,000 at December 31, 1998 and 1997, respectively. This acquisition was accounted for as a purchase.

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

19) Dividends Declared

The Board of Directors of the Company declared annual dividends of $849,000 and $702,000, respectively for the years ended December 1998 and 1997, respectively, of which $212,000 and $175,000, respectively, were unpaid at December 31, 1998 and 1997, respectively.

20) Stock Performance and Stock Option Plans

On December 30, 1997, the Company adopted a Stock Performance Plan, under which up to 350,000 shares of the Company's common stock may be granted and awarded to key employees. The grant of stock under this plan is contingent upon criteria established by the Company's Compensation Committee of the Board of Directors. Awards are based on performance targets of the Company's stock based on increases in the market value of the Company's common stock from the price on the date the stock is initially granted by the Company. Shares must be granted, awarded, and vested before participants take full title to the performance stock. Awards vest on the occurrence of any of the following events, (i) fifteen years of continuous service with the Company from the date shares are granted to the participant, (ii) death or disability of the participant, (iii) immediately before a change of control (as defined under the plan), (iv) attaining the age of 65, or (v) immediately before a sale or merger (as defined under the plan). During 1998, 185,282 shares of performance stock were granted under this plan. At December 31, 1998, no performance stock under this plan was awarded or vested.

At December 31, 1998, the Company has a Stock Option Plan and a Supplemental Stock Option Plan (the "Plans"). The plans are identical and are stock-based compensation plans, which are described below. The Company adopted the disclosure requirements of SFAS 123 effective January 1, 1996 and continues to account for its employee stock-based compensation plans under APB 25. Accordingly, the adoption of SFAS 123 had no impact on the Company's financial position or results of operations.

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

A summary of the status of the Plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                  1998                           1997                          1996
                                          ----------------------------------------------------------------------------------------
                                                     Weighted-Average              Weighted-Average               Weighted-Average
                                                         Exercise                      Exercise                       Exercise
Fixed Options                              Shares         Price         Shares           Price         Shares           Price
                                          ----------------------------------------------------------------------------------------
Outstanding at beginning of year          624,850         $6.12         528,550          $7.53         323,000          $9.33


Granted                                    54,500          6.46         450,750           5.14         225,000           5.09


Exercised

Forfeited                                 (20,150)         7.88        (354,450)          6.87         (19,450)          9.24

Outstanding at end of year                659,200         $6.15         624,850          $6.12         528,550          $7.53
                                          -------                      --------                        -------

Options exercisable at year-end           232,900                       143,450                        124,150
                                          -------                      --------                        -------

Weighted-average fair value of
options granted during the year             $2.17                         $1.29                          $1.21
                                          -------                      --------                        -------

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                         Options Outstanding                                Options Exercisable
                       ----------------------------------------------------------     -------------------------------
                         Number              Weighted-Average        Weighted-          Number           Weighted-
                       Outstanding               Remaining            Average         Exercisable         Average
Exercise Prices        at 12/31/98           Contractual Life      Exercise Price     at 12/31/98      Exercise Price
                       ----------------------------------------------------------     -------------------------------
    $11.63                 500                  5.08 years             $11.63              400             $11.63

    $10.91               5,000                  5.08                    10.91            4,000              10.91

    $10.00              75,750                  4.63                    10.00           75,750              10.00

     $8.43              40,200                  6.83                     8.43           24,300               8.43

     $8.03              15,000                  8.83                     8.03            3,000               8.03

     $7.88              15,000                  6.70                     7.88            9,000               7.88

     $7.06              10,000                  7.37                     7.06            4,000               7.06

     $6.70              10,000                  9.50                     6.70

     $6.64               5,000                  9.00                     6.64            1,000               6.64

     $6.60              24,500                  9.94                     6.60

     $6.17              20,000                  9.84                     6.17

     $5.06             178,250                  8.15                     5.06           36,450               5.06

     $5.00             250,000                  8.20                     5.00           73,000               5.00

     $4.97              10,000                  8.49                     4.97            2,000               4.97
                       -------                                                         -------

                       659,200                  7.78                    $6.15          232,900              $7.30
                       =======                                                         =======

Unless otherwise specified, the options vest and are exerciseable at the rate of 20% per year and terminate ten years from date of grant. At December 31, 1998, 1997 and 1996, 232,900, 143,450 and 124,150 options were exerciseable and there were 40,800, 75,150 and 171,450 options available for future grants, respectively.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      1998       1997      1996
                                                      ----       ----      ----
Net Income                         As reported       $7,282     $4,357    $3,071
                                   Pro forma          7,167      4,280     3,060

Earnings per share - basic         As reported        .86        .62       .44
                                   Pro forma          .85        .61       .44

Earnings per share - diluted       As reported        .85        .62       .44
                                   Pro forma          .84        .60       .44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.6%, (ii) expected volatility range of 30%, (iii) risk-free interest rate of 4.7%, and (iv) expected life of 5 years.

21) Quarterly Financial Information (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1998 and 1997 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                              For the three months ended
====================================================================================================================================
                                                                           (in thousands, except for per share)

                                                            March 31,          June 30,          September 30,        December 31,
                                                       -----------------   -----------------   -----------------   -----------------
                                                         1998      1997     1998      1997      1998      1997      1998      1997
====================================================================================================================================
Revenues                                               $14,809   $12,952   $15,548   $13,787   $17,230   $16,744   $17,424   $16,159
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                $971      $228    $1,734      $724    $2,296    $1,547    $2,281    $1,858
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
         Basic                                           $0.11     $0.03     $0.20     $0.11     $0.27     $0.22     $0.27     $0.26
         Diluted                                          0.11      0.03      0.20      0.11      0.27      0.22      0.27      0.26
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
         Basic                                           8,474     7,020     8,474     7,020     8,474     7,020     8,474     7,036
         Diluted                                         8,596     7,020     8,595     7,020     8,591     7,161     8,580     7,164
====================================================================================================================================

22) Premiums

Of the Company's net premiums earned approximately 60%, 62% and 63% related to the residential real estate program and 23%, 25% and 24% related to the restaurant program for the years 1998, 1997 and 1996, respectively. Of the Company's net premiums earned approximately 90%, 82% and 83% related to insureds located in New York State for the years 1998, 1997 and 1996, respectively.

Premiums earned for the three years ended December 31, 1998, 1997 and 1996, which include assumed premiums relating to reinsurance agreements with RLI of $6,229,000, $4,272,000 and $3,878,000 in 1998, 1997 and 1996, respectively, are summarized below:

                                         1998            1997            1996
                                       --------        --------        --------
                                                    (in thousands)

         Direct                         $11,652         $11,496          $9,979

         Assumed                         13,392          11,909           9,869
                                       --------        --------        --------


         Total                           25,044          23,405          19,848

         Ceded                             (355)           (558)           (521)
                                       --------        --------        --------

         Net Premiums Earned            $24,689         $22,847         $19,327
                                       ========        ========        ========

23) Business Segments

The Company operates in two insurance business segments, the procuring of property and casualty insurance ("Insurance Brokerage Companies") and the underwriting of property and casualty risks ("Property and Casualty Companies"). In addition, Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities include debt servicing and public company expenses, including investor relations costs. The identifiable segment assets, operating profits and income before income taxes and minority interests are shown on the accompanying consolidated balance sheets and statements of income.

The following table is a summary of certain other segment information for the years ended December 31, 1998, 1997 and 1996:


                            Business Segments - 1998
--------------------------------------------------------------------------------
                                             Insurance             Property &
(in thousands)                               Brokerage              Casualty
--------------------------------------------------------------------------------
Revenue from external sources                 $31,324               $24,689
Revenue from other segments                     4,032                    69
Depreciation expense                            1,114                    21
Amortization expense                              678                 7,630
Capital expenditures                            2,089

                            Business Segments - 1997
--------------------------------------------------------------------------------
                                             Insurance             Property &
(in thousands)                               Brokerage              Casualty
--------------------------------------------------------------------------------
Revenue from external sources                 $28,387               $22,847
Revenue from other segments                     3,830                    65
Depreciation expense                            1,123                    24
Amortization expense                              520                 7,269
Capital expenditures                            1,481

                            Business Segments - 1996
--------------------------------------------------------------------------------
                                             Insurance             Property &
(in thousands)                               Brokerage              Casualty
--------------------------------------------------------------------------------
Revenue from external sources                 $28,199               $19,327
Revenue from other segments                     3,368                    62
Depreciation expense                            1,024                    23
Amortization expense                              953                 6,086
Capital expenditures                              888

The foreign operations set forth below, relate solely to the operations of OLB, and its wholly owned subsidiary Park Brokerage, and include reinsurance assumed from OLRI, as well as from third party insurance companies. All such risks assumed originate in the United States.

                                                  1998
                               --------------------------------------------
                                  Foreign         Domestic       Total
                               --------------------------------------------
                                              (in thousands)
Consolidated Revenues             $2,092          $62,919        $65,011
Income before minority
  interest and income taxes        1,169            9,385         10,554
Identifiable assets                2,936          164,130        167,066

                                                  1997                                 1996
                                     --------------------------------    ----------------------------------
                                      Foreign    Domestic    Total         Foreign    Domestic     Total
                                     --------------------------------    ----------------------------------
                                                                  (in thousands)

Consolidated  Revenues                $2,246     $57,396    $59,642        $2,104      $52,883    $54,987
Income before minority interest
  and income taxes                     1,398       6,157      7,555         2,857        2,354      5,211
Identifiable assets                    3,575     137,450    141,025         4,925      151,177    156,102

There were no material intercompany revenue transactions between OLB and OLRI.

In 1997, OLRI entered into a novation reinsurance agreement with National Union Fire Insurance Company of Pittsburgh, PA. ("N.U."), pursuant to which OLRI paid $807,000 and transferred its $950,000 IBNR liability to N.U.

24)  Supplemental Cash Flow Disclosures

                                                         1998        1997        1996
                                                         ----        ----        ----
Cash paid during the period for:
         Interest expense                                 $501        $948      $1,114
         Income taxes (refunded)                        $2,870      $2,000       ($992)

Noncash investing and financing activities:
         Stock issued to purchase minority interest                $10,181

Details of acquisitions:
         Purchase price                                 $5,196      $3,062
         Amounts payable in future periods              (3,300)     (2,285)
         Less acquisition debit repayment                 (657)
                                                      --------    --------

         Cash paid for acquisitions                     $1,239        $777
                                                      ========    ========

25)  Subsequent Event

On February 25, 1999, the Company, through its brokerage subsidiary, Kaye Insurance Associates, Inc., purchased the assets, including customer lists, and certain liabilities of Seaman, Ross, & Wiener, Inc. and related entities for an initial purchase price of $2,930,000 in cash and stock of the Company, effective January 1, 1999. The total purchase price is contingent on future billings related to the acquired customer list and could vary significantly from the initial purchase price.

                                                                     Schedule II
                                 KAYE GROUP INC.
                              (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 1998 and 1997
                   (in thousands, except par value per share)

                                                                              1998                   1997
                                                                             -------               -------
ASSETS

Cash and  cash equivalents                                                      $370                   $65
Prepaid expenses and other assets                                                863                   549
Deferred income taxes                                                                                   41
Due from subsidiaries                                                          2,118                 3,664
Investment in subsidiaries                                                    43,973                38,670
                                                                             -------               -------

    Total assets                                                             $47,324               $42,989
                                                                             =======               =======


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and other liabilities                                          $511                  $774
Note payable                                                                   1,153                 1,875
Deferred income taxes                                                             20
Income taxes payable                                                             568                    16
                                                                             -------               -------

Total current liabilities                                                      2,252                 2,665
Note payable - long term                                                       3,303                 5,156
                                                                             -------               -------

    Total liabilities                                                          5,555                 7,821
                                                                             -------               -------

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value; 1,000 shares authorized;
  none issued or outstanding
Common stock, $.01 par value; 20,000 shares authorized;
  8,474 shares issued and outstanding                                             85                    85
Paid-in capital                                                               17,942                17,942
Unrealized appreciation  of investments, net of deferred
  income tax provision , (1998, $280; 1997, $192)                                541                   373
Retained earnings                                                             23,201                16,768
                                                                             -------               -------

    Total stockholders' equity                                                41,769                35,168
                                                                             -------               -------


    Total liabilities and stockholders' equity                               $47,324               $42,989
                                                                             =======               =======

        The condensed financial statements should be read in conjunction with the consolidated financial statements and
                   notes thereto and the accompanying notes.

                                                                     Schedule II

                                 KAYE GROUP INC.
                              (Parent Company Only)
                         Condensed Statements of Income
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                      1998       1997      1996
                                                    -------    -------   -------
REVENUES:

  Net investment loss                                   (31)
  Equity in income of subsidiaries                   11,342      7,555     5,211

EXPENSES:

  Other operating expenses                              314
  Interest expense                                      443
                                                    -------    -------   -------

Income before income taxes and minority interest     10,554      7,555     5,211

  Provision for income taxes                          3,272      2,267     1,484
                                                    -------    -------   -------

Income before  minority interest                      7,282      5,288     3,727

  Minority interest                                                931       656
                                                    -------    -------   -------

NET INCOME                                            7,282      4,357     3,071
                                                    =======    =======   =======

        The condensed financial statements should be read in conjunction with the consolidated financial statements and
                   notes thereto and the accompanying notes.

                                                                     Schedule II

                                 KAYE GROUP INC.
                              (PARENT COMPANY ONLY)
                       Condensed Statements of Cash Flows
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                         1998          1997          1996
                                                       --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $7,282        $4,357        $3,071

Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred income tax benefit                              (150)
  Equity in net income of subsidiaries                   (7,826)       (6,590)       (3,071)
  Dividends received from subsidiaries                    4,060         6,350           702
  Minority interest                                                       931
  Change in assets and liabilities:
    Prepaid expenses and other assets                       (20)         (199)
    Due from subsidiaries                                 1,294        (3,892)       (1,356)
    Accounts payable and other liabilities                 (263)
    Income taxes payable                                    552          (137)        1,356
                                                       --------      --------      --------

  Net cash provided by operating activities               4,929           820           702
                                                       --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                     (849)         (852)         (702)
  Notes payable-repayment                                (7,575)          (69)
  Proceeds from borrowing                                 5,000
  Capital contribution to subsidiary                     (1,200)         (300)
                                                       --------      --------      --------

  Net cash used in financing activities                  (4,624)       (1,221)         (702)
                                                       --------      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     305          (401)

Cash and cash equivalents at beginning of period             65           466
                                                       --------      --------      --------

Cash and cash equivalents at end of period                 $370           $65
                                                       ========      ========      ========


SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
  Interest expense                                         $480          $548          $514
  Income taxes (refunded)                                $2,870        $2,000         ($992)

Noncash investing and financing activities:
  Stock issued to purchase minority interest                          $10,181

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

2.   Basis of Presentation

     As detailed in Note 2 to the consolidated financial statements of the Company, Kaye Holding Corp. ("KHC"), (a subsidiary) was merged into the Company on December 30, 1997. Accordingly, prior to 1998 corporate expenses and investment income were recorded by KHC and are reflected in the
     condensed   statements   of  income   included   in  equity  in  income  of
     subsidiaries.

3.   Significant Accounting Policies

     The Company carries its investment in subsidiaries under the equity method. All other accounting policies are consistent with those of the Company on a consolidated basis.

                                                                     Schedule IV


                                 KAYE GROUP INC.
                                   REINSURANCE
              For The Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

================================================================================================================================

     Column A             Column B            Column C                Column D               Column E              Column F

================================================================================================================================
                                                                                                                  Percentage
     Insurance              Gross          Ceded To Other           Assumed from                                  of Amount
  Premiums Earned          Amount             Companies           Other Companies           Net Amount          Assumed to Net
-------------------------------------------------------------------------------------------------------------------------------
        1998               $11,652               $355                  $13,392                $24,689                54%

        1997               $11,496               $558                  $11,909                $22,847                52%

        1996                $9,979               $521                   $9,869                $19,327                51%

                                                                                                                         Schedule VI


                                                           KAYE GROUP INC

                           SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
                                        For the years ended December 31, 1998, 1997 and 1996
                                                           (in thousands)

==============================================================================================================================

  Column A            Column B           Column C          Column D          Column E           Column F       Column G
==============================================================================================================================

                                        Reserves For
                                       Unpaid Claims        Discount
Affiliation            Deferred          And Claim           If Any                                               Net
    With             Acquisition         Adjustment       Deducted In       Unearned            Earned         Investment
 Registrant             Costs             Expenses          Column C        Premiums           Premiums          Income
------------------------------------------------------------------------------------------------------------------------------
Foreign                   $193              $295              N/A              $916             $1,957             $135
Domestic                 3,728            21,272              N/A            11,411             22,732            2,453
                    ----------------------------------------------------------------------------------------------------------

1998                    $3,921           $21,567              N/A           $12,327            $24,689           $2,588
                    ==========================================================================================================

Foreign                   $240              $204              N/A            $1,132             $2,118             $127
Domestic                 3,699            18,922              N/A            11,446             20,729            2,565
                    ----------------------------------------------------------------------------------------------------------

1997                    $3,939           $19,126              N/A           $12,578            $22,847           $2,692
                    ==========================================================================================================

Foreign                   $295              $160              N/A            $1,311             $1,542             $271
Domestic                 3,778            15,067              N/A            11,865             17,785            2,190
                    ----------------------------------------------------------------------------------------------------------

1996                    $4,073           $15,227              N/A           $13,176            $19,327           $2,461
                    ==========================================================================================================

==================================================================================================================================

  Column A                   Column H                      Column I              Column J           Column K           Column L
==================================================================================================================================
                           Claims and Claim
                         Adjustment Expenses                                      Paid
                         Incurred Related to            Amortization             Claims
Affiliation              (1)               (2)           Of Deferred            and Claim                                Other
    With               Current            Prior          Acquisition            Adjustment          Premiums           Operating
 Registrant             Year              Years             Costs                Expenses           Written             Expenses
----------------------------------------------------------------------------------------------------------------------------------
Foreign                  $313                $95              $414                  $317             $1,742                $102
Domestic                8,148                (60)            7,216                 6,147             22,796               2,178
                    --------------------------------------------------------------------------------------------------------------

1998                   $8,461                $35            $7,630                $6,464            $24,538              $2,280
                    ==============================================================================================================

Foreign                  $326               ($47)             $456                  $234             $1,938                $113
Domestic                8,498                (61)            6,813                 6,512             20,332               1,988
                    --------------------------------------------------------------------------------------------------------------

1997                   $8,824              ($108)           $7,269                $6,746            $22,270              $2,101
                    ==============================================================================================================

Foreign                  $313            ($1,580)             $347                $3,637             $1,411                $167
Domestic                6,308              1,995             5,739                 1,725             19,278               1,965
                    --------------------------------------------------------------------------------------------------------------

1996                   $6,621               $415            $6,086                $5,362            $20,689              $2,132
                    ==============================================================================================================