Form 10-Q
period 1999-03-31
KAYE GROUP INC
filed 1999-05-14
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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

                                 Yes [x] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                         As of May 7, 1999 - 8,441,435

-    Total number of pages filed including cover and under pages 22

-    Exhibit index is located on page 18

                                KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART  I  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
March 31, 1999 and December 31, 1998                                       3

Consolidated Statements of Income for the
three months ended March 31, 1999 and 1998                                 5

Consolidated Statements of Cash Flows for the
three months ended March 31, 1999 and 1998                                 7

Consolidated Statements of Comprehensive Income for the
three months ended March 31, 1999 and 1998                                 8

Notes to Unaudited Consolidated Financial Statements                       9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                             12

Year 2000 Compliance                                                      15

Safe Harbor Disclosure                                                    17

PART II OTHER INFORMATION

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                   (in thousands, except par value per share)


                                                                               1999      1998
                                                                             --------   --------
                                                                           (UNAUDITED)
ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $21,195 and $33,218)                                   $ 25,195   $ 34,267
     Premiums and other receivables                                            12,852     40,572
     Prepaid expenses and other assets                                          2,062      1,895
                                                                             --------   --------
     Total  current assets                                                     40,109     76,734

Fixed assets (net of accumulated depreciation of $5,941 and $5,662)             3,699      3,683
Intangible assets (net of accumulated amortization of $3,104 and $2,750)        9,379      6,795
Deferred income taxes                                                             252        816
Other assets                                                                      203        205
                                                                             --------   --------
     Total assets - insurance brokerage companies                              53,642     88,233
                                                                             --------   --------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1999, $47,355;
         1998, $42,980)                                                        47,685     43,597
     Equity securities, at market value (cost:1999, $696; 1998, $696)             740        782
     Short term investments, at cost, which approximates market value           4,100      2,950
                                                                             --------   --------
     Total investments                                                         52,525     47,329

Cash and cash equivalents                                                       4,444     10,806
Accrued interest and dividends                                                  1,006        961
Premiums receivable                                                             1,307      2,644
Premiums receivable - insurance brokerage companies                               367      3,041
Reinsurance recoverable on unpaid losses and loss expenses                      3,439      3,220
Deferred acquisition costs                                                      2,786      3,921
Deferred income taxes                                                             830        586
Other assets                                                                    3,401      2,466
Intercompany note receivable                                                    3,000
Intercompany receivable                                                         2,449        508
                                                                             --------   --------
     Total assets - property and casualty companies                            75,554     75,482
                                                                             --------   --------

CORPORATE:
Cash and cash equivalents                                                         360        370
Prepaid expenses and other assets                                                 255        248
Investments available-for-sale:
     Equity securities, at market value (cost:1999, $497, and 1998, $497)         602        615
Deferred income taxes                                                              10
Intercompany receivable                                                           362      2,118
                                                                             --------   --------
     Total assets - corporate                                                   1,589      3,351
                                                                             --------   --------

     Total assets                                                            $130,785   $167,066
                                                                             ========   ========

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                   (in thousands, except par value per share)


                                                                        1999        1998
                                                                     ---------    ---------
                                                                    (UNAUDITED)
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable                                                $  28,367    $  59,472
     Premiums payable - property and casualty companies                    367        3,041
     Accounts payable and accrued liabilities                            6,571        9,045
     Notes payable                                                         633          718
     Deferred income taxes                                                              978
     Intercompany payable                                                2,811        2,626
                                                                     ---------    ---------
     Total current liabilities                                          38,749       75,880
Notes payable                                                            1,231        1,369
Intercompany note payable                                                3,000
Other liabilities                                                          748        1,005
                                                                     ---------    ---------
     Total liabilities-insurance brokerage companies                    43,728       78,254
                                                                     ---------    ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                    22,550       21,567
     Unearned premium reserves                                           8,767       12,327
     Accounts payable and accrued liabilities                            7,355        7,451
     Other liabilities                                                      74          143
                                                                     ---------    ---------
     Total liabilities - property and casualty companies                38,746       41,488
                                                                     ---------    ---------

CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                              475          511
     Note and loan payable                                               1,170        1,153
     Deferred income taxes                                                               20
     Income taxes payable                                                1,176          568
                                                                     ---------    ---------
     Total current liabilities                                           2,821        2,252
Loan payable-long-term                                                   3,010        3,303
                                                                     ---------    ---------
     Total liabilities-corporate                                         5,831        5,555
                                                                     ---------    ---------

     Total liabilities                                                  88,305      125,297
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (1999, 8,446; 1998, 8,474)          85           85
     Paid - in capital                                                  17,942       17,942
     Accumulated other comprehensive income, net of deferred
          income tax  liability  (1999, $163; 1998, $280)                  316          541
     Retained earnings                                                  24,344       23,201
     Treasury stock, 28 shares at cost                                    (207)
                                                                     ---------    ---------

     Total stockholders' equity                                         42,480       41,769
                                                                     ---------    ---------

     Total liabilities and stockholders' equity                      $ 130,785    $ 167,066
                                                                     ---------    ---------

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                  ------------------
                                                                    1999       1998
                                                                  -------    -------

INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                   $ 8,564    $ 7,426
     Investment income                                                350        510
                                                                  -------    -------

     Total revenues                                                 8,914      7,936
                                                                  -------    -------

Expenses:
     Salaries and benefits                                          5,576      5,492
     Amortization of intangibles                                      354        144
     Other operating expenses                                       3,376      3,121
                                                                  -------    -------

     Total operating expenses                                       9,306      8,757
                                                                  -------    -------

     Interest expense                                                  82
                                                                  -------    -------

     Loss before income taxes-insurance brokerage companies          (474)      (821)
                                                                  -------    -------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                           2,817      2,054
     Change in unearned premiums                                    3,603      4,077
                                                                  -------    -------

     Net premiums earned                                            6,420      6,131
     Net investment income                                            727        696
     Net realized gains on investments                                  1         12
     Other income                                                      18         63
                                                                  -------    -------

     Total revenues                                                 7,166      6,902
                                                                  -------    -------

Expenses:
     Losses and loss expenses                                       2,182      2,346
     Acquisition costs and general and administrative expenses      2,368      2,016
                                                                  -------    -------

     Total expenses                                                 4,550      4,362
                                                                  -------    -------

     Income before income taxes-property and casualty companies     2,616      2,540
                                                                  -------    -------

CORPORATE
Revenues:
     Net investment income (loss)                                       3        (29)

Expenses:
     Other operating expenses                                          97        114

     Interest expense                                                  79        148
                                                                  -------    -------

     Net expenses before income taxes-corporate                      (173)      (291)
                                                                  -------    -------



See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                           --------------------
                                                             1999         1998
                                                           -------      -------

Income before income taxes                                   1,969        1,428
                                                           -------      -------

Provision (benefit) for income taxes

     Current                                                 1,181        1,092
     Deferred                                                 (571)        (635)
                                                           -------      -------

     Total provision for income taxes                          610          457
                                                           -------      -------

Net income                                                 $ 1,359      $   971
                                                           -------      -------


EARNINGS PER SHARE

     Basic                                                 $  0.16      $  0.11
                                                           -------      -------

     Diluted                                               $  0.16      $  0.11
                                                           -------      -------

Weighted average of shares outstanding - basic               8,460        8,474
                                                           -------      -------

Weighted average shares outstanding and
share equivalents outstanding - diluted                      8,605        8,596
                                                           -------      -------




See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)
                                   (UNAUDITED)

                                                               1999        1998
                                                             ========    ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  1,359    $    971
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Deferred acquisition costs                                  1,135       1,271
    Amortization of bond premium - net                            138         142
    Deferred income taxes                                        (571)       (635)
    Net realized (gains) losses on investments                     (1)         18
    Depreciation and amortization expense                         639         383
    Change in assets and liabilities:
       Accrued interest and dividends                             (45)         (7)
       Premiums and other receivables                          31,458       7,300
       Prepaid expenses and other assets                       (1,072)         61
       Unpaid losses and loss expenses                            983        (156)
       Unearned premium reserves                               (3,560)     (4,109)
       Premiums payable                                       (33,848)       (773)
       Income taxes payable                                       608       1,092
       Accounts payable and accrued liabilities                (2,674)     (1,965)
                                                             --------    --------

       Net cash provided by (used in) operating activities     (5,451)      3,593
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
Purchase of fixed maturities                                   (5,573)     (2,831)
Purchase of short term investments                             (1,150)     (1,320)
Maturities of fixed maturities                                    960       1,676
Sales of fixed maturities                                         101       1,222
Sales of equity securities                                                    200
Funds held under deposit contracts
Sales of short term investments                                                10
Purchase of fixed assets                                         (296)       (727)
Purchase of expiration lists                                   (2,612)       (188)
                                                             --------    --------

       Net cash used in investing activities                   (8,570)     (1,958)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts under deposit contracts                                                8
Acquisition debt-repayment                                        (94)
Notes and loan payable-repayment                                 (405)     (1,024)
Acquisition of treasury stock                                    (712)
Payment of dividends                                             (212)       (212)
                                                             --------    --------

       Net cash used in financing activities                   (1,423)     (1,228)
                                                             --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (15,444)        407
Cash and cash equivalents at beginning of period               45,443      31,307
                                                             --------    --------

Cash and cash equivalents at end of period                   $ 29,999    $ 31,714
                                                             ========    ========

Supplemental cash flow disclosure:
     Interest expense                                        $    115    $    148
       Income taxes                                          $    573

Noncash financing activity:
    Reissuance of treasury stock for an acquisition          $    505


See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)
                                   (UNAUDITED)


                                                                                1999       1998
                                                                              -------    -------

NET INCOME                                                                    $ 1,359    $   971

Other comprehensive income:

      Unrealized depreciation of investments available -for-sale,  net of
      deferred income tax benefit (1999, $117; 1998, $25)                        (224)       (50)

      Less: reclassification adjustment for gain included in net income,
      net of deferred income tax liability (benefit) (1999, $0; 1998, $(6))        (1)        12
                                                                              -------    -------

      Total other comprehensive income                                           (225)       (38)
                                                                              -------    -------

COMPREHENSIVE INCOME                                                          $ 1,134    $   933
                                                                              =======    =======



See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1999 are not indicative of results for the full year.

     These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Form 10-K. The December 31, 1998 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain prior year information has been reclassified to conform with the current year presentation. In order to more accurately present Insurance Brokerage Companies salaries and benefits, the Company has reclassified employee producer commission expense to salaries and benefits on the Consolidated Statements of Income for all periods presented. Previously, this expense was netted against commissions and fees-net. The amount of the reclassification for the three months ended March 31, 1999 and 1998 was $307,000 and $261,000, respectively. In addition, commissions and fees earned by the Insurance Brokerage Companies from the Property and Casualty Companies for the three months ended March 31, 1999 and 1998 were $193,000 and $208,000, respectively, and are now included in commission and fees-net. Previously, commissions and fees-net from the Property and Casualty Companies were presented separately on the Consolidated Statements of Income.

2)   Business Segments

     Kaye Group Inc. (the "Company"), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments - the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance") comprised of the Insurance Companies and Claims Administration Corporation.

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

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months ended March 31, 1999 and 1998:


                                Business Segments - 1999
     ------------------------------------------------------------------------

                                        Insurance                  Property &
     (in thousands)                     Brokerage                  Casualty
     ------------------------------------------------------------------------
     Revenue from external sources        $8,371                     $6,420
     Revenue from other segments             193                         18
     Depreciation expense                    285                          2
     Amortization expense                    354                      1,973
     Capital expenditures                    296


                                Business Segments - 1998
     ------------------------------------------------------------------------

                                        Insurance                  Property &
     (in thousands)                     Brokerage                  Casualty
     ------------------------------------------------------------------------
     Revenue from external sources         $7,218                    $6,177
     Revenue from other segments              208                        17
     Depreciation expense                     239                         4
     Amortization expense                     144                     1,882
     Capital expenditures                     727


3)   Loan Payable

     On June 23, 1998, the Company paid in full the $6,094,000 bank revolving line of credit, and replaced it with a $5,000,000 term loan (the "Loan") with another bank. The Loan is collateralized by the stock of the Property and Casualty Companies. The Loan bears interest at a fixed rate per year of 7.8%. At March 31, 1999, $4,180,000 was outstanding under the Loan. In addition, the Company has available a $4,500,000 revolving line of credit with the same bank, also collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of March 31, 1999, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of 0.05% on the unused balance. Among other covenants, the Loan agreement requires maintenance of minimum consolidated GAAP net worth, statutory surplus, ratio of net premiums written to surplus, and minimum debt service coverage. As of March 31, 1999, the Company was in compliance with the covenants of the Loan agreement.


     The Company's required payments on the Loan for the respective years are $869,000 in 1999, $1,241,000 in 2000, $1,343,000 in 2001, and $727,000 in 2002.
Interest expense for the loans mentioned above for the three months ended March 31, 1999 and 1998 were $79,000 and $148,000, respectively.

4)   Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share, which requires an enterprise to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary earnings per share from the prior standard. Diluted earnings per share include the effect of all potentially dilutive securities.

     Earnings per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                                1999       1998
                                                               ------     ------

Net income (numerator)                                         $1,359     $  971
                                                               ------     ------

Weighted  average  common  shares  and  effect of
dilutive  shares  used in the computation of
earnings per share:
         Average shares outstanding-basic                       8,460      8,474
         Effect of dilutive shares                                145        122
                                                               ------     ------
         Average shares outstanding-diluted
         (denominator)                                          8,605      8,596
                                                               ------     ------
Earnings per common share:
         Basic                                                 $ 0.16     $ 0.11
         Diluted                                               $ 0.16     $ 0.11


5)   Dividends

     On March 19, 1999, the Board of Directors declared a quarterly dividend of $.025 per share, payable April 20, 1999 to stockholders of record on March 31, 1999.

6)   Contingent Liabilities

     In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims will not have a material adverse effect on the consolidated financial position of the Company.

7)   Acquisition

     Effective January 1, 1999, the Company, through its insurance brokerage subsidiary, Kaye Insurance Associates, Inc., purchased the assets, including customer lists and certain liabilities of Woodbury, N.Y. - based broker Seaman, Ross, & Wiener, Inc. ("SRW") and related entities for an initial purchase price of $2,430,000 in cash and $500,000 in stock of the Company. The total purchase price is contingent on future billings related to the acquired customer lists and will increase significantly from the initial purchase price. This acquisition is being accounted for using the purchase method of accounting. Accordingly, intangible assets (including customer lists) of approximately $2.9 million resulting from the preliminary purchase price allocation are being amortized by using the straight-line method over a period of not more than twenty years.

     The above acquisition has been included in the Company's consolidated financial statements from the effective date. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the SRW acquisition had occurred on January 1, 1998. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the acquisition had occurred on the dates indicated or which may occur in the future.

                                                       Three months ended March 31,
                                                  ---------------------------------------
                                                  (in thousands except per share amounts)
                                                             1999         1998
                                                          ---------    ---------
Pro forma revenues - Insurance Brokerage Companies           $8,914       $8,956

Pro forma net income                                         $1,359       $1,210

Pro forma earnings per share - basic                          $0.16        $0.14

Pro forma earnings per share- diluted                         $0.16        $0.14


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Kaye Group Inc. (the "Company"), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance") comprised of the Insurance Companies and Claims Administration Corporation.

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

Results of Operations

Three months ended March 31, 1999
compared with three months ended March 31, 1998

Net Income

     Net Income for the three months ended March 31, 1999 increased by $388,000 to $1,359,000 or basic earnings per share of $0.16 compared to $971,000 or $0.11 for the same period last year as explained below.

Insurance Brokerage Companies

     Loss before income taxes decreased by $347,000 to $474,000 in 1999 from $821,000 in 1998. The increased operating result was primarily due to increased revenues partially offset by an increase in salaries and benefits and other operating expenses, as discussed below.

     Total revenues in 1999 were $8,914,000 compared with $7,936,000 in 1998, an increase of $978,000 (12%). Gross commissions and fees grew by $1,749,000 (22%) as a result of new business and acquisitions exceeding lost business. The commission expense rate incurred to produce new and renewal business increased from 10% to 15% as a result of certain new business and acquisitions having higher production costs, and certain lost business that had lower production costs. Investment income decreased by $160,000 (31%) primarily due to lower fiduciary investments as a result of certain lost business.

     Salaries and benefits increased by $84,000 (2%) to $5,576,000 in 1999 compared to $5,492,000 in 1998. The increase was the result of salary increments, and 1998 and 1999 acquisitions, offset partially by headcount reductions and lower annual incentive based compensation accruals.

     Amortization of intangibles increased by $210,000 to $354,000 in 1999 compared with $144,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

     Other operating expenses increased by $255,000 (8%) to $3,376,000 in 1999 compared with $3,121,000 in 1998. The increase was mainly due to 1998 and 1999 acquisitions and increased consulting expenses.

     Interest   expense   increased  by  $82,000  as  a  result  of  acquisition
indebtedness and a note payable to the Property & Casualty Companies.

Property and Casualty Companies

     Income before income taxes increased by $76,000 (3%) to $2,616,000 in 1999 from $2,540,000 in 1998. This increase was due to an increase in net premiums earned, investment income and a decrease in the loss ratio offset by an increase in general and administrative expenses.

     Net premiums earned for 1999 increased by $289,000 (5%) to $6,420,000 from $6,131,000 in 1998. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income increased by $31,000 (4%) to $727,000 in 1999 from $696,000 in 1998. The increase was due to an increase in investments generated by cash flow from operations.

     The loss ratio (losses incurred expressed as a percentage of premiums earned) decreased to 34% in 1999 from 38% in 1998. The decrease was due to lower losses and loss expense under the property program resulting from mild weather partially offset by an increase in assumed general liability losses.

     The acquisition costs and general and administrative expense ratio was 37% and 33% for 1999 and 1998, respectively. Exclusive of bad debt recovered in 1998, the ratio would have been 37% and 36% for 1999 and 1998, respectively. This increase was due to higher administrative expenses.

Corporate

     Net expenses before income taxes decreased in 1999 by $118,000 (41%) to $173,000 from $291,000 in 1998. This decrease was primarily the result of lower interest expense due the 1998 restructuring of corporate debt and lower insurance costs.

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

     Total assets decreased by $36,281,000 (22%) to $130,785,000 at March 31, 1999 from $167,066,000 at December 31, 1998. Total liabilities decreased by $36,992,000 (30%) to $88,305,000 at March 31, 1999 from $125,297,000 at December
31, 1998. Due to the cyclical nature of the business, premiums receivable and premiums payable fluctuate significantly from quarter to quarter and are generally related. The collection of premiums receivable and the amortization of acquisition costs, with the corresponding payments to underwriters and the amortization of unearned premiums related to the fourth quarter renewal of the real estate programs accounted for the major portion of the decrease.

     Stockholders' equity increased by $711,000 (2%) to $42,480,000 at March 31, 1999, from $41,769,000 at December 31, 1998. The increase in equity resulted from net income of $1,359,000 offset by an increase in net unrealized depreciation of investments of $225,000, dividends paid of $212,000, and $211,000 for net purchases of treasury stock.

     The Company's cash and cash equivalents decreased by $15,444,000 for the period ended March 31, 1999. Operating activities used cash of $5,451,000 primarily as result of premiums paid to insurance markets. Investing activities used cash of $8,570,000 primarily for the purchase of investments and acquisition payments. Financing activities used cash of $1,423,000 for payments of dividends, loan repayments and treasury stock purchases..

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of March 31, 1999, the Company had cash and short term investments of $29,999,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

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

As of March 31, 1998 the Company has completed approximately 85% of its efforts to bring its own applications software and hardware in compliance, with the objective of having all critical production systems year 2000 compliant by the middle of 1999. Testing of critical applications is being accomplished through the use of a special system testing environment that simulates system operations in the year 2000. The Company also purchased and implemented new operational and accounting software in 1998. In addition to being year 2000 compliant, these new systems are intended to add increased functionality to the Company. The Company has completed its assessment of its servers and client server operating software. The results of this assessment were identification of hardware and software issues requiring remediation in order to assure year 2000 compliance.

     The  total  cost  (both  current  and  future)  to  modify  these  existing production systems, which includes both internal and external costs of programming, coding and testing is estimated to be $266,000 and has been reflected in the financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

        a)   Exhibits

Exhibit
Number  Description
------  -----------

11      Statement regarding computation of earnings per share

27      Financial Data Schedule

        b)   Reports on Form 8-K

There were no reports on Form 8-K for the period January 1, 1999 to March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KAYE GROUP INC.
                                       Registrant


May 13, 1999                      /s/ Bruce D. Guthart
                                  -----------------------------------------
                                  Bruce D. Guthart, Chairman, President and
                                  Chief Executive Officer


May 13, 1999                      /s/ Michael P. Sabanos
                                  -----------------------------------------
                                  Michael P. Sabanos, Senior Vice President and
                                  Chief Financial Officer