Form 10-Q
period 1999-06-30
KAYE GROUP INC
filed 1999-08-12
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

           Commission file number                0-21988
                                  -----------------------------------

                                 KAYE GROUP INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                     13-3719772
--------------------------------            ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                   122 East 42nd Street, New York, N.Y. 10168
                   ------------------------------------------
                     (Address of principal executive office)
                                   (Zip code)

                                  212-338-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       .
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X|      No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        As of August 3, 1999 - 8,438,990

- Total number of pages filed including cover and under pages 27
                                                              --
- Exhibit index is located on page 21
                                   --

                                 KAYE GROUP INC.

                                      INDEX

                                                                        PAGE NO.

PART  I  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
June 30, 1999 and December 31, 1998                                        3

Consolidated Statements of Income for the
three months and six months ended June 30, 1999 and 1998                   5

Consolidated Statements of Cash Flows for the
Six months ended June 30, 1999 and 1998                                    7

Consolidated Statements of Comprehensive Income for the
three months and six months ended June 30, 1999 and 1998                   8

Notes to Unaudited Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             13

Year 2000 Compliance                                                      17

Safe Harbor Disclosure                                                    19

PART  II   OTHER  INFORMATION                                             19

    Item 1.  Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                   (in thousands, except par value per share)

                                                                               1999       1998
                                                                               ----       ----
                                                                           (UNAUDITED)
ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $27,038 and $33,218)                                   $ 28,518   $ 34,267
     Premiums and other receivables                                            36,136     40,572
     Prepaid expenses and other assets                                          1,950      1,895
                                                                             --------   --------
     Total  current assets                                                     66,604     76,734

Fixed assets (net of accumulated depreciation of $6,238 and $5,662)             3,584      3,683
Intangible assets (net of accumulated amortization of $3,378 and $2,750)        9,958      6,795
Deferred income taxes                                                                        816
Other assets                                                                      251        205
                                                                             --------   --------
     Total assets  insurance brokerage companies                               80,397     88,233
                                                                             --------   --------
PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1999, $45,386;
         1998, $42,980)                                                        44,985     43,597
     Equity securities, at market value (cost:1999, $1,936; 1998, $696)         2,118        782
     Short term investments, at cost, which approximates market value           2,200      2,950
                                                                             --------   --------
     Total investments                                                         49,303     47,329

Cash and cash equivalents                                                       3,771     10,806
Accrued interest and dividends                                                    879        961
Premiums receivable                                                             2,552      2,644
Premiums receivable  insurance brokerage companies                              1,817      3,041
Reinsurance recoverable on unpaid losses and loss expenses                      3,808      3,220
Deferred acquisition costs                                                      2,756      3,921
Deferred income taxes                                                           1,098        586
Intercompany note receivable                                                    3,000
Intercompany receivable                                                         1,255        508
Other assets                                                                    3,888      2,466
                                                                             --------   --------
     Total assets  property and casualty companies                             74,127     75,482
                                                                             --------   --------
CORPORATE:
Cash and cash equivalents                                                         807        370
Prepaid income tax                                                                722
Prepaid expenses and other assets                                                 229        248
Investments:
     Equity securities, at market value (cost:1999, $308, and 1998, $497)         308        615
Deferred income taxes                                                              29
Intercompany receivable                                                         1,451      2,118
                                                                             --------   --------
     Total assets  corporate                                                    3,546      3,351
                                                                             --------   --------
     Total assets                                                            $158,070   $167,066
                                                                             ========   ========

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                   (in thousands, except par value per share)

                                                                        1999         1998
                                                                        ----         ----
                                                                    (UNAUDITED)
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable                                                $  53,109    $  59,472
     Premiums payable  property and casualty companies                   1,817        3,041
     Accounts payable and accrued liabilities                            7,522        9,045
     Notes payable                                                         380          718
     Deferred income taxes                                                 327          978
     Intercompany payable                                                2,706        2,626
                                                                     ---------    ---------
     Total current liabilities                                          65,861       75,880
Notes payable                                                            1,097        1,369
Intercompany note payable                                                3,000
Other liabilities                                                          504        1,005
                                                                     ---------    ---------
     Total liabilities-insurance brokerage companies                    70,462       78,254
                                                                     ---------    ---------
PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                    22,891       21,567
     Unearned premium reserves                                           8,734       12,327
     Accounts payable and accrued liabilities                            7,454        7,451
     Other liabilities                                                     233          143
                                                                     ---------    ---------
     Total liabilities  property and casualty companies                 39,312       41,488
                                                                     ---------    ---------
CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                              446          511
     Loan payable                                                        1,193        1,153
     Deferred income taxes                                                               20
     Income taxes payable                                                               568
                                                                     ---------    ---------
     Total current liabilities                                           1,639        2,252
Loan payablelongterm                                                     2,703        3,303
                                                                     ---------    ---------
     Total liabilitiescorporate                                          4,342        5,555
                                                                     ---------    ---------
     Total liabilities                                                 114,116      125,297
                                                                     ---------    ---------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (1999, 8,450; 1998, 8,474)          85           85
     Paid  in capital                                                   17,956       17,942
     Accumulated other comprehensive income, net of deferred
          income tax (benefit) liability (1999, ($74); 1998, $280)        (145)         541
     Retained earnings                                                  26,257       23,201
     Treasury stock, 27 shares at cost                                    (199)
                                                                     ---------    ---------
     Total stockholders' equity                                         43,954       41,769
                                                                     ---------    ---------
     Total liabilities and stockholders' equity                      $ 158,070    $ 167,066
                                                                     =========    =========

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                    Three Months Ended      Six Months Ended
                                                   --------------------    --------------------

                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
INSURANCE BROKERAGE COMPANIES

Revenues:
     Commissions and fees  net                     $ 10,016    $  8,193    $ 18,580    $ 15,619
     Investment income                                  255         372         605         882
                                                   --------    --------    --------    --------
     Total revenues                                  10,271       8,565      19,185      16,501
                                                   --------    --------    --------    --------
Expenses:
     Salaries and benefits                            6,211       5,139      11,787      10,631
     Amortization of intangibles                        274         130         628         274
     Other operating expenses                         3,110       3,102       6,486       6,223
                                                   --------    --------    --------    --------
     Total operating expenses                         9,595       8,371      18,901      17,128
                                                   --------    --------    --------    --------
     Interest expense                                   262                     344
                                                   --------    --------    --------    --------
     Income (loss) before income taxes-insurance
       brokerage companies                              414         194         (60)       (627)
                                                   --------    --------    --------    --------
PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                             6,222       6,023       9,039       8,077
     Change in unearned premiums                        287         122       3,890       4,199
                                                   --------    --------    --------    --------
     Net premiums earned                              6,509       6,145      12,929      12,276
     Net investment income                              707         773       1,434       1,469
     Net realized (loss) gain on investments            (21)         21         (20)         33
     Other income                                        17          64          35         127
                                                   --------    --------    --------    --------
     Total revenues                                   7,212       7,003      14,378      13,905
                                                   --------    --------    --------    --------
Expenses:
     Losses and loss expenses                         2,114       2,227       4,296       4,573
     Acquisition costs and general and
       administrative expenses                        2,507       2,212       4,875       4,228
                                                   --------    --------    --------    --------
     Total expenses                                   4,621       4,439       9,171       8,801
                                                   --------    --------    --------    --------
     Income before income taxes-property and
       casualty companies                             2,591       2,564       5,207       5,104
                                                   --------    --------    --------    --------
CORPORATE
Revenues:
     Net investment income (loss)                       256         (20)        259         (49)

Expenses:
     Other operating expenses                            98          86         195         200

     Interest expense                                    85         103         164         251
                                                   --------    --------    --------    --------
     Income (loss) before income taxes-corporate         73        (209)       (100)       (500)
                                                   --------    --------    --------    --------

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                Three Months Ended   Six Months Ended
                                                ------------------  ------------------
                                                  1999      1998      1999       1998
                                                -------   -------   -------    -------
Income before income taxes                        3,078     2,549     5,047      3,977
                                                -------   -------   -------    -------
Provision (benefit) for income taxes

     Current                                        426        23     1,607      1,115
     Deferred                                       529       792       (42)       157
                                                -------   -------   -------    -------
     Total provision for income taxes               955       815     1,565      1,272
                                                -------   -------   -------    -------
Net income                                      $ 2,123   $ 1,734   $ 3,482    $ 2,705
                                                =======   =======   =======    =======
EARNINGS PER SHARE

     Basic                                      $  0.25   $  0.20   $  0.41    $  0.32
                                                =======   =======   =======    =======
     Diluted                                    $  0.25   $  0.20   $  0.40    $  0.31
                                                =======   =======   =======    =======
Weighted average of shares outstanding  basic     8,448     8,474     8,457      8,474
                                                =======   =======   =======    =======
Weighted average shares outstanding and
share equivalents outstanding  diluted            8,590     8,595     8,600      8,595
                                                =======   =======   =======    =======

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                 (in thousands)
                                   (UNAUDITED)
                                    1999 1998

                                                              1999        1998
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  3,482    $  2,705
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Deferred acquisition costs                                 1,165       1,289
   Amortization of bond premium  net                            320         318
   Deferred income taxes                                        (42)        157
   Net realized losses on investments                           230          27
   Depreciation and amortization expense                      1,214         751
   Change in assets and liabilities:
      Accrued interest and dividends                             82          94
      Premiums and other receivables                          4,843     (43,897)
      Prepaid expenses and other assets                      (1,205)       (153)
      Premiums payable                                       (7,497)     57,228
      Accounts payable and accrued liabilities               (1,678)     (1,416)
      Unpaid losses and loss expenses                         1,324         576
      Unearned premium reserves                              (3,593)     (4,329)
      Income taxes payable                                   (1,290)       (749)
                                                           --------    --------
      Net cash (used in) provided by operating activities    (2,645)     12,601
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available  for  sale :
   Purchase of fixed maturities                              (8,068)     (6,902)
   Purchase of equity securities                             (2,007)       (200)
   Sales of short term investments                              750       1,280
   Maturities of fixed maturities                             2,005       2,865
   Sales of fixed maturities                                  3,364       4,350
   Sales of equity securities                                   721         200
Purchase of fixed assets                                       (477)     (1,236)
Purchase of expiration lists                                 (3,668)       (402)
Funds held under deposit contracts:
   Sales of short term investments                                          123
                                                           --------    --------

      Net cash (used in) provided by investing activities    (7,380)         78
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition debt-repayment                                     (375)
Notes and loan payable-repayment                               (795)     (7,223)
Proceeds from issuance of common stock                           14
Acquisition of treasury stock                                  (744)
Payment of dividends                                           (422)       (425)
Payments under deposit contracts                                            (95)
Proceeds from borrowings                                                  5,000
                                                           --------    --------
      Net cash used in financing activities                  (2,322)     (2,743)
                                                           --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (12,347)      9,936
Cash and cash equivalents at beginning of period             45,443      31,307
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 33,096    $ 41,243
                                                           --------    --------
Supplemental cash flow disclosure:
   Interest expense                                        $    387    $    251
   Income taxes                                            $  2,897    $  1,866

Noncash financing activity:
   Reissuance of treasury stock for an acquisition         $    545

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        For the three months and six months ended June 30, 1999 and 1998
                                 (in thousands)
                                   (UNAUDITED)

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                           1999           1998           1999           1998
                                                         -------        -------        -------        -------
NET INCOME                                               $ 2,123        $ 1,734        $ 3,482        $ 2,705
Other comprehensive income:

   Unrealized depreciation of investments available
   forsale, net of deferred income tax benefit
   (1999, ($300), ($416); 1998, ($8), ($34))                (583)           (15)          (807)           (65)

   Less: reclassification adjustment for loss included
   in net income, net of deferred  income tax
   benefit (1999, $63, $62; 1998, $3, $9)                    122              6            121             18
                                                         -------        -------        -------        -------
   Total other comprehensive income                         (461)            (9)          (686)           (47)
                                                         -------        -------        -------        -------
COMPREHENSIVE INCOME                                     $ 1,662        $ 1,725        $ 2,796        $ 2,658
                                                         =======        =======        =======        =======

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) General

     The consolidated financial statements as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended June 30, 1999 are not indicative of results for the full year.

     These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Form 10-K. The December 31, 1998 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain prior year information has been reclassified to conform with the current year presentation. In order to more accurately present Insurance Brokerage Companies salaries and benefits, the Company has reclassified employee producer commission expense to salaries and benefits on the Consolidated Statements of Income for all periods presented. Prior to September 30, 1999, this expense was netted against commissions and fees. The amount of the reclassification for the three months and six months ended June 30, 1998 was 321,000 and $582,000, respectively.

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

     Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities primarily include debt servicing and public company expenses, including investor relations. In addition, Corporate Operations include an investment in Arista Investors Corp.

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months and six months ended June 30, 1999 and 1998:

                                     Business Segments - 1999
---------------------------------------------------------------------------------------------------
                                     3 months ended June 30, 1999      6 months ended June 30, 1999
                                     ----------------------------      ----------------------------
                                      Insurance       Property &        Insurance        Property &
(in thousands)                        Brokerage        Casualty         Brokerage         Casualty
---------------------------------------------------------------------------------------------------
Revenue from external sources          $ 9,060          $ 6,509          $17,431          $12,929
Revenue from other segments                956               17            1,149               35
Depreciation expense                       291                8              576               10
Amortization expense                       274            2,010              628            3,983
Capital expenditures                       181                               477

                                     Business Segments - 1998
---------------------------------------------------------------------------------------------------
                                     3 months ended June 30, 1998      6 months ended June 30, 1998
                                     ----------------------------      ----------------------------
                                      Insurance       Property &        Insurance        Property &
(in thousands)                        Brokerage        Casualty         Brokerage         Casualty
---------------------------------------------------------------------------------------------------
Revenue from external sources          $ 7,262          $ 6,099          $14,480          $12,276
Revenue from other segments                931               18            1,139               35
Depreciation expense                       226                6              465               10
Amortization expense                       130            1,893              274            3,775
Capital expenditures                       509                             1,236

3) Loan Payable

     On June 23, 1998, the Company paid in full the $6,094,000 bank revolving line of credit, and replaced it with a $5,000,000 term loan (the "Loan") with another bank. The Loan is collateralized by the stock of the Property and Casualty Companies. The Loan bears interest at a fixed rate per year of 7.8%. At June 30, 1999, $3,896,000 was outstanding under the Loan. In addition, the Company has available a $4,500,000 revolving line of credit with the same bank, also collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of June 30, 1999, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of 0.05% on the unused balance. Among other covenants, the Loan agreement requires maintenance of minimum consolidated GAAP net worth, statutory surplus, ratio of net premiums written to surplus, and minimum debt service coverage. As of June 30, 1999, the Company was in compliance with the covenants of the Loan agreement.

     The Company's required principal payments on the Loan for the respective years are $585,000 in 1999, $1,241,000 in 2000, $1,343,000 in 2001, and $727,000
in 2002. Interest expense for the loans mentioned above for the three months and six months ended June 30, 1999 and 1998 were $85,000 and $164,000 for 1999, respectively, and $103,000 and $251,000 for 1998, respectively.

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

     Earnings per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                       Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                             --------                --------
                                                        1999        1998        1999        1998
                                                       ------      ------      ------      ------
Net income (numerator)                                 $2,123      $1,734      $3,482      $2,705
                                                       ------      ------      ------      ------

Weighted  average  common  shares  and  effect of
dilutive  shares  used in the computation of
earnings per share:
     Average shares outstanding-basic                   8,448       8,474       8,457       8,474
     Effect of dilutive shares                            142         121         143         121
                                                       ------      ------      ------      ------
     Average shares outstanding-diluted
     (denominator)                                      8,590       8,595       8,600       8,595
                                                       ------      ------      ------      ------
Earnings per common share:
     Basic                                             $ 0.25      $ 0.20      $ 0.41      $ 0.32
     Diluted                                           $ 0.25      $ 0.20      $ 0.40      $ 0.31

5) Dividends

     On June 21, 1999, the Board of Directors declared a quarterly dividend of $.025 per share, payable July 20, 1999 to stockholders of record on June 30, 1999.

6) Contingent Liabilities

     In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims will not have a material adverse effect on the consolidated financial position of the Company.

7) Acquisition

     Effective January 1, 1999, the Company, through its insurance brokerage subsidiary, Kaye Insurance Associates, Inc., purchased the assets, including customer lists and certain liabilities of Woodbury, N.Y. based broker Seaman, Ross, & Wiener, Inc. ("SRW") and related entities for an initial purchase price of $2,430,000 in cash and $500,000 in stock of the Company. Additional payments of $810,000 in cash and $42,000 in stock of the Company have been made through June 30,1999. The total purchase price is contingent on future billings related to the acquired customer lists and will increase significantly from the initial purchase price. This acquisition is being accounted for using the purchase method of accounting. Accordingly, intangible assets (including customer lists) of approximately $3.8 million, resulting from the allocation of the preliminary purchase price and payments made through June 30, 1999, are being amortized by using the straight-line method over a period of not more than twenty years.

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

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                                  (in thousands except per share amounts)
                                                            1999            1998           1999            1998
                                                        ----------      ----------     ----------      ----------

Pro forma revenues - Insurance Brokerage Companies      $   10,271      $    9,347     $   19,185      $   18,303

Pro forma net income                                    $    2,123      $    1,810     $    3,482      $    3,021

Pro forma earnings per share - basic                    $     0.25      $     0.21     $     0.41      $     0.36

Pro forma earnings per share- diluted                   $     0.25      $     0.21     $     0.40      $     0.35

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

     Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities primarily include debt servicing and public company expenses, including investor relations. In addition, Corporate Operations include an investment in Arista Investors Corp. ("Arista").

Results of Operations

Three months ended June 30, 1999
compared with three months ended June 30, 1998

Net Income

     Net Income for the three months ended June 30, 1999 increased by $389,000 to $2,123,000 or basic earnings per share of $0.25 compared to $1,734,000 or $0.20 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $220,000 to $414,000 in 1999 from $194,000 in 1998. The increased operating result was primarily due to increased revenues offset by an increase in salaries and benefits and interest expense, as discussed below.

     Total revenues in 1999 were $10,271,000 compared with $8,565,000 in 1998, an increase of $1,706,000 (20%). Gross commissions and fees grew by $2,365,000 (24%) as a result of new business ($1,686,000) and acquisitions ($1,613,000) exceeding lost business. The commission expense rate incurred to produce new and renewal business increased from 16% to 18%. Investment income decreased by $117,000 (31%) primarily due to lower fiduciary investments as a result of certain lost business and lower interest rates.

     Salaries and benefits increased by $1,072,000 (21%) to $6,211,000 in 1999 compared to $5,139,000 in 1998. The increase was the result of acquisitions, higher annual incentive based compensation accruals, and salary increments offset partially by headcount reductions.

     Amortization of intangibles increased by $144,000 to $274,000 in 1999 compared with $130,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

     Other operating expenses increased slightly to $3,110,000 from $3,102,000. The increase was mainly due to acquisitions offset by reduced rent charges and insurance costs.

     Interest  expense   increased  by  $262,000  as  a  result  of  acquisition
indebtedness and a note payable to the Property and Casualty Companies.

Property and Casualty Companies

     Income before income taxes increased by $27,000 (1%) to $2,591,000 in 1999 from $2,564,000 in 1998. This increase was due to an increase in net premiums earned and a decrease in the combined ratio.

     Net premiums earned for 1999 increased by $364,000 (6%) to $6,509,000 from $6,145,000 in 1998. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income decreased by $66,000 (9%) to $707,000 in 1999 from $773,000 in 1998. The decrease was due to a decrease in investments.

     The loss ratio (losses incurred expressed as a percentage of premiums earned) decreased to 32% in 1999 from 36% in 1998. The decrease was due to lower loss and loss expenses under the property programs resulting from mild weather partially offset by an increase in assumed general liability losses which traditionally experience a higher loss frequency.

     The acquisition costs and general and administrative expenses ratio was 39% and 36% for 1999 and 1998, respectively. The increase was due to higher general and administrative expenses.

Corporate

     Income before income taxes increased in 1999 by $282,000 to $73,000 from a loss of $209,000 in 1998. The segment's sole investment in Arista was reduced due to a liquidating distribution. Arista's management has indicated its intention to sell its remaining asset, its license to operate, and its stock. During the quarter the liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was included in net investment income and is the primary reason for the positive variance.

Six months ended June 30, 1999
compared with six months ended June 30, 1998

Net Income

     Net Income for the six months ended June 30, 1999 increased by $777,000 to $3,482,000 or basic earnings per share of $0.41 compared to $2,705,000 or $0.32 for the same period last year as explained below.

Insurance Brokerage Companies

     Loss before income taxes decreased by $567,000 to $60,000 in 1999 from $627,000 in 1998. The increased operating result was primarily due to increased revenues partially offset by an increase in salaries and benefits, as discussed below.

     Total revenues in 1999 were $19,185,000 compared with $16,501,000 in 1998, an increase of $2,684,000 (16%). Gross commissions and fees grew by $4,115,000 (23%) as a result of new business ($3,443,000) and acquisitions ($3,477,000) exceeding lost business. The commission expense rate incurred to produce new and renewal business increased from 14% to 17%. Investment income decreased by $277,000 (31%) primarily due to lower fiduciary investments as a result of certain lost business and lower interest rates.

     Salaries and benefits increased by $1,156,000 (11%) to $11,787,000 in 1999 compared to $10,631,000 in 1998. The increase was the result of acquisitions and salary increments offset partially by headcount reductions and lower annual incentive based compensation accruals.

     Amortization of intangibles increased by $354,000 to $628,000 in 1999 compared with $274,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

     Other operating expenses increased by $263,000 (4%) to $6,486,000 in 1999 compared with $6,223,000 in 1998. The increase was mainly due to acquisitions and increased consulting expenses partially offset by reduced rent and insurance costs.

     Interest  expense   increased  by  $344,000  as  a  result  of  acquisition
indebtedness and a note payable to the Property and Casualty Companies.

Property and Casualty Companies

     Income before income taxes increased by $103,000 (2%) to $5,207,000 in 1999 from $5,104,000 in 1998. The increase was due to an increase in net premiums earned and a decrease in the combined ratio.

     Net premiums earned for 1999 increased by $653,000 (5%) to $12,929,000 from $12,276,000 in 1998. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income decreased by $35,000 (2%) to $1,434,000 in 1999 from $1,469,000 in 1998. The decrease was due to a decrease in investments.

     The loss ratio (losses incurred expressed as a percentage of premiums earned) decreased to 33% in 1999 from 37% in 1998. The decrease was due to lower loss and loss expenses under the property programs resulting from mild weather offset by an increase in assumed general liability losses which traditionally experience a higher loss frequency.

     The acquisition costs and general and administrative expense ratio was 38% and 34% for 1999 and 1998, respectively. Exclusive of bad debt recovered in 1998, the ratio would have been 38% and 36% for 1999 and 1998, respectively. The increase was due to higher general and administrative expenses.

Corporate

     Net expenses before income taxes decreased in 1999 by $400,000 to $100,000 from $500,000 in 1998. The segment's sole investment in Arista was reduced due to a liquidating distribution. Arista's management has indicated its intention to sell its remaining asset, its license to operate, and its stock. The liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was included in net investment income and is the primary reason for the positive variance along with lower interest expense due to the June 1998 restructuring of corporate debt.

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

     Total assets  decreased by $8,996,000 (5%) to $158,070,000 at June 30, 1999
from $167,066,000 at December 31, 1998. Total liabilities decreased by $11,181,000 (9%) to $114,116,000 at June 30, 1999 from $125,297,000 at December
31, 1998. Due to the cyclical nature of the business, premiums receivable and premiums payable fluctuate significantly from period to period. Lower second quarter 1999 billings compared to the fourth quarter 1998 accounted for lower fiduciary cash, premiums and other receivables, and premiums payable.

     Stockholders' equity increased by $2,185,000 (5%) to $43,954,000 at June 30, 1999, from $41,769,000 at December 31, 1998. The increase in equity resulted from net income of $3,482,000 and $14,000 for shares issued related to the exercise of options, offset by an increase in net unrealized depreciation of investments of $686,000, dividends of $422,000, and $199,000 for net purchases of treasury stock.

     The Company's cash and cash equivalents decreased by $12,347,000 for the six months ended June 30, 1999. Operating activities used cash of $2,645,000 primarily as result of premiums paid to insurance markets. Investing activities used cash of $7,380,000 primarily for the purchase of investments and acquisition payments. Financing activities used cash of $2,322,000 for payments of dividends, loan repayments and treasury stock purchases.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of June 30, 1999, the Company had cash and short term investments of $33,096,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

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

     As of June 30, 1999 the Company has completed approximately 95% of its efforts to bring its own applications software and hardware in compliance, with the objective of having all critical production systems year 2000 compliant by the end of August 1999. Testing of critical applications is being accomplished through the use of a special system testing environment that simulates system operations in the year 2000. The Company also purchased and implemented new operational and accounting software in 1998. In addition to being year 2000 compliant, these new systems are intended to add increased functionality to the Company. The Company has completed its assessment of its servers and client server operating software. The results of this assessment were identification of hardware and software issues requiring remediation in order to assure year 2000 compliance.

     The  total  cost  (both  current  and  future)  to  modify  these  existing production systems, which includes both internal and external costs of programming, coding and testing is estimated to be $406,000 and has been reflected in the financial statements.

     In addition to addressing hardware/software information technology ("IT"), the Company has also been assessing year 2000 issues with respect to non-IT systems such as telephones and various building services which may rely on embedded microprocessors. Failure of non-IT systems such as telephone service could disrupt the Company's business. The Company's communications with the relevant vendors have identified voicemail system year 2000 problems which will be brought into compliance by the end of September 1999.

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

     Although it has considered various scenarios concerning the possible effects of the year 2000 issues, the Company does not have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts into mid 1999, the Company will develop contingency plans if deemed necessary for critical systems and relationships.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

     On May 24, 1999, the Company's Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for action or approval.

1. The shareholders elected eight directors of the Company, each to serve until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal. The votes for these directors are set forth below.

                                         FOR             AGAINST
                                         ---             -------

           Bruce D. Guthart             6,125,517            13,876
           Howard Kaye                  6,094,202            45,191
           Michael P. Sabanos           6,125,517            13,876
           Robert L. Barbanell          6,125,517            13,876
           Richard B. Butler            6,125,517            13,876
           Elliot S. Cooperstone        6,003,579            135,814
           David Ezekiel                6,125,517            13,876
           Ned L. Sherwood              6,125,517            13,876

Other matters voted upon and approved by the shareholders at the Meeting, and the number of votes cast with respect to each such matter, were as follows:

2. The shareholders approved a proposal to create the Company's 1999 Equity Incentive Compensation Plan.

         FOR               AGAINST              ABSTAIN         BROKER NON VOTES
         ---               -------              -------         ----------------

      5,542,842            102,497              38,700              455,354

3. The shareholders approved a proposal to amend the Company's Supplemental Stock Option plan to increase the number of shares available for grant of awards from 350,000 to 650,000.

        FOR                AGAINST              ABSTAIN         BROKER NON VOTES
        ---                -------              -------         ----------------

     5,412,259             235,480              36,300              455,354

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

Exhibit
Number       Description
------       -----------

11           Statement regarding computation of earnings per share

27           Financial Data Schedule

     b)   Reports on Form 8-K

There were no reports on Form 8-K for the period April 1, 1999 to June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KAYE GROUP INC.
                                                  Registrant


August 11, 1999                /s/ Bruce D. Guthart
                               -------------------------------------------------
                                   Bruce D. Guthart, Chairman, President and
                                   Chief Executive Officer


August 11, 1999                /s/ Michael P. Sabanos
                               -------------------------------------------------
                                   Michael P. Sabanos, Senior Vice President and Chief Financial Officer