Form 10-Q
period 1999-09-30
KAYE GROUP INC
filed 1999-11-15
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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


                  ---------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_       No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       As of November 5, 1999 - 8,466,045

- Total number of pages filed including cover and under pages 26 - Exhibit index is located on page 20

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART  I  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at
September 30, 1999 and December 31, 1998                                   3

Consolidated Statements of Income for the
three months and nine months ended September 30, 1999 and 1998             5

Consolidated Statements of Cash Flows for the
Nine months ended September 30, 1999 and 1998                              7

Consolidated Statements of Comprehensive Income for the
three months and nine months ended September 30, 1999 and 1998             8

Notes to Unaudited Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             13

Year 2000 Compliance                                                      18

Safe Harbor Disclosure                                                    19

PART  II   OTHER  INFORMATION                                             19

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                   (in thousands, except par value per share)


                                                                               1999       1998
                                                                             --------   --------
                                                                            (UNAUDITED)
      ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $20,065 and $33,218)                                   $ 22,133   $ 34,267
     Premiums and other receivables                                            18,126     40,572
     Prepaid expenses and other assets                                          1,969      1,895
                                                                             --------   --------
     Total  current assets                                                     42,228     76,734

Fixed assets (net of accumulated depreciation of $6,566 and $5,662)             3,557      3,683
Intangible assets (net of accumulated amortization of $3,691 and $2,750)       10,321      6,795
Deferred income taxes                                                                        816
Other assets                                                                      200        205
                                                                             --------   --------
     Total assets - insurance brokerage companies                              56,306     88,233
                                                                             --------   --------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1999, $44,779;
         1998, $42,980)                                                        44,242     43,597
     Equity securities, at market value (cost:1999, $3,198; 1998, $696)         3,235        782
     Short term investments, at cost, which approximates market value           5,930      2,950
                                                                             --------   --------
     Total investments                                                         53,407     47,329

Cash and cash equivalents                                                       8,747     10,806
Accrued interest and dividends                                                    934        961
Premiums receivable                                                             1,260      2,644
Premiums receivable - insurance brokerage companies                                75      3,041
Reinsurance recoverable on unpaid losses and loss expenses                      4,232      3,220
Deferred acquisition costs                                                      3,003      3,921
Deferred income taxes                                                           1,278        586
Intercompany note receivable                                                    3,000
Intercompany receivable                                                                      508
Other assets                                                                    2,968      2,466
                                                                             --------   --------
     Total assets - property and casualty companies                            78,904     75,482
                                                                             --------   --------

CORPORATE:
Cash and cash equivalents                                                         339        370
Prepaid expenses and other assets                                                 203        248
Investments:
     Equity securities, at market value (cost:1999, $250, and 1998, $497)         250        615
Intercompany receivable                                                         2,965      2,118
                                                                             --------   --------
     Total assets - corporate                                                   3,757      3,351
                                                                             --------   --------

     Total assets                                                            $138,967   $167,066
                                                                             ========   ========


See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                   (in thousands, except par value per share)


                                                                        1999         1998
                                                                      ---------    ---------
                                                                     (UNAUDITED)
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable                                                   $31,831      $59,472
     Premiums payable - property and casualty companies                      75        3,041
     Accounts payable and accrued liabilities                             8,179        9,045
     Notes payable                                                          431          718
     Deferred income taxes                                                   61          978
     Intercompany payable                                                 1,340        2,626
                                                                      ---------    ---------
     Total current liabilities                                           41,917       75,880
Notes payable                                                               969        1,369
Intercompany note payable                                                 3,000
Other liabilities                                                           367        1,005
                                                                      ---------    ---------
     Total liabilities-insurance brokerage companies                     46,253       78,254
                                                                      ---------    ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                     23,930       21,567
     Unearned premium reserves                                            9,745       12,327
     Accounts payable and accrued liabilities                             7,915        7,451
     Intercompany payable                                                 1,625
     Other liabilities                                                      104          143
                                                                      ---------    ---------
     Total liabilities - property and casualty companies                 43,319       41,488
                                                                      ---------    ---------

CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                               402          511
     Loan payable                                                         1,217        1,153
     Deferred income taxes                                                   78           20
     Income taxes payable                                                   150          568
                                                                      ---------    ---------
     Total current liabilities                                            1,847        2,252
Loan payable-long-term                                                    2,390        3,303
                                                                      ---------    ---------
     Total liabilities-corporate                                          4,237        5,555
                                                                      ---------    ---------

     Total liabilities                                                   93,809      125,297
                                                                      =========    =========

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (1999, 8,471; 1998, 8,474)           85           85
     Paid - in capital                                                   18,019       17,942
     Accumulated other comprehensive income, net of deferred
          income tax (benefit) liability (1999, ($170); 1998, $280)        (330)         541
     Unamortized restricted stock compensation                             (259)
     Retained earnings                                                   27,771       23,201
     Treasury stock, 15 shares at cost                                     (128)
                                                                      ---------    ---------

     Total stockholders' equity                                          45,158       41,769
                                                                      =========    =========

     Total liabilities and stockholders' equity                        $138,967     $167,066
                                                                      =========    =========


See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the three months and nine months ended September 30, 1999 and 1998 (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                Three Months Ended             Nine Months Ended
                                                                              -----------------------       ------------------------
                                                                                1999           1998           1999           1998
                                                                              --------       --------       --------       ---------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                               $  8,660       $  9,525       $ 27,240       $ 25,144
     Investment income                                                             509            657          1,114          1,539
                                                                              --------       --------       --------       --------

     Total revenues                                                              9,169         10,182         28,354         26,683
                                                                              --------       --------       --------       --------

Expenses:
     Salaries and benefits                                                       5,492          5,289         17,279         15,920
     Amortization of intangibles                                                   313            171            941            445
     Other operating expenses                                                    3,014          3,475          9,500          9,698
                                                                              --------       --------       --------       --------

     Total operating expenses                                                    8,819          8,935         27,720         26,063
                                                                              --------       --------       --------       --------

     Interest expense                                                              209             21            553             21
                                                                              --------       --------       --------       --------

     Income before income taxes-insurance brokerage companies                      141          1,226             81            599
                                                                              ========       ========       ========       ========

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                        7,893          7,069         16,932         15,146
     Change in unearned premiums                                                (1,089)          (812)         2,801          3,387
                                                                              --------       --------       --------       --------

     Net premiums earned                                                         6,804          6,257         19,733         18,533
     Net investment income                                                         734            729          2,168          2,198
     Net realized (loss) gain on investments                                       (76)            49            (96)            82
     Other income                                                                   18              3             53            130
                                                                              --------       --------       --------       --------

     Total revenues                                                              7,480          7,038         21,858         20,943
                                                                              --------       --------       --------       --------

Expenses:
     Losses and loss expenses                                                    2,490          2,175          6,786          6,748
     Acquisition costs and general and administrative expenses                   2,547          2,644          7,422          6,872
                                                                              --------       --------       --------       --------

     Total expenses                                                              5,037          4,819         14,208         13,620
                                                                              --------       --------       --------       --------

     Income before income taxes-property and casualty companies                  2,443          2,219          7,650          7,323
                                                                              ========       ========       ========       ========

CORPORATE
Revenues:
     Net investment income (loss)                                                  (50)            10            209            (39)

Expenses:
     Other operating expenses                                                      102             33            297            233

     Interest expense                                                               80             98            244            349
                                                                              --------       --------       --------       --------

     Net expenses before income taxes-corporate                                   (232)          (121)          (332)          (621)
                                                                              ========       ========       ========       ========


             See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the three months and nine months ended September 30, 1999 and 1998 (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                            Three Months Ended                 Nine Months Ended
                                                                          ------------------------          ------------------------
                                                                           1999             1998             1999             1998
                                                                          -------          -------          -------          -------
Income before income taxes                                                  2,352            3,324            7,399            7,301
                                                                          -------          -------          -------          -------

Provision (benefit) for income taxes

     Current                                                                  872            1,032            2,479            2,147
     Deferred                                                                (243)              (4)            (285)             153
                                                                          -------          -------          -------          -------

     Total provision for income taxes                                         629            1,028            2,194            2,300
                                                                          -------          -------          -------          -------

Net income                                                                 $1,723           $2,296           $5,205           $5,001
                                                                          =======          =======          =======          =======
EARNINGS PER SHARE

     Basic                                                                  $0.20            $0.27            $0.62            $0.59
                                                                          =======          =======          =======          =======

     Diluted                                                                $0.20            $0.27            $0.60            $0.58
                                                                          =======          =======          =======          =======

Weighted average of shares outstanding - basic                              8,460            8,474            8,460            8,474
                                                                          =======          =======          =======          =======

Weighted average shares outstanding and
share equivalents outstanding - diluted                                     8,655            8,591            8,621            8,594
                                                                          =======          =======          =======          =======



See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                 (in thousands)
                                    UNAUDITED

                                                                     1999        1998
                                                                   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $5,205      $5,001
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Deferred acquisition costs                                          918       1,137
    Amortization of bond premium - net                                  494         488
    Deferred income taxes                                              (285)        153
    Net realized loss (gains) on investments                            363         (22)
    Depreciation and amortization expense                             1,864       1,202
    Change in assets and liabilities:
        Accrued interest and dividends                                   27          11
        Premiums and other receivables                               25,752     (12,005)
        Prepaid expenses and other assets                              (646)       (783)
        Premiums payable                                            (30,646)     22,868
        Accounts payable and accrued liabilities                       (546)        446
        Unpaid losses and loss expenses                               2,363       1,862
        Unearned premium reserves                                    (2,582)     (3,584)
        Income taxes payable                                           (418)        282
                                                                   --------    --------

        Net cash provided by operating activities                     1,863      17,056
                                                                   ========    ========

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                                     (10,543)     (7,161)
   Purchase of equity securities                                     (3,349)       (200)
   Purchase of short term investments                                (2,980)       (300)
   Maturities of fixed maturities                                     4,309       3,982
   Sales of fixed maturities                                          3,938       7,852
   Sales of equity securities                                           801         425
Purchase of fixed assets                                               (778)     (1,656)
Acquisition payments                                                 (4,414)     (1,294)
Funds held under deposit contracts:
   Sales of short term investments                                                  173
                                                                   --------    --------

        Net cash provided by (used in) investing activities         (13,016)      1,821
                                                                   ========    ========

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition debt-repayment                                             (375)
Notes and loan payable-repayment                                     (1,161)     (7,638)
Proceeds from issuance of common stock                                   35
Acquisition of treasury stock                                          (935)
Payment of dividends                                                   (635)       (637)
Proceeds from borrowings                                                          5,839
Payments under deposit contracts                                                   (122)
                                                                   --------    --------

        Net cash used in financing activities                        (3,071)     (2,558)
                                                                   ========    ========

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (14,224)     16,319
Cash and cash equivalents at beginning of period                     45,443      31,307
                                                                   ========    ========

Cash and cash equivalents at end of period                          $31,219     $47,626
                                                                   ========    ========

Supplemental cash flow disclosure:
    Interest expense                                                   $615        $328
    Income taxes                                                     $2,897      $1,866

Noncash financing activity:
    Reissuance of treasury stock for an acquisition                    $585
    Reissuance of treasury stock under the restricted stock plan       $222


See notes to consolidated financial statements

                                KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     For the three months and nine months ended September 30, 1999 and 1998
                                 (in thousands)
                                   (UNAUDITED)




                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                         1999          1998                  1999          1998
                                                                        -------       -------              -------       -------
NET INCOME                                                               $1,723        $2,296               $5,205        $5,001

Other comprehensive income:

      Unrealized (depreciation) appreciation of investments
      available -for-sale, net of deferred income tax (benefit)
      liability  (1999, ($141), ($557); 1998, $142, $108)                  (273)          274               (1,079)          209

      Less: reclassification adjustment for loss (gains) included in net income, net of deferred income tax benefit (liability)
      (1999, $45, $107; 1998, ($17), ($7))                                   88           (32)                 208           (14)
                                                                        -------       -------              -------       -------

      Total other comprehensive income                                     (185)          242                 (871)          195
                                                                        -------       -------              -------       -------

COMPREHENSIVE INCOME                                                     $1,538        $2,538               $4,334        $5,196
                                                                        =======       =======              =======       =======



See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 1999 are not indicative of results for the full year.

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

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months and nine months ended September 30, 1999 and 1998:


                                                    Business Segments - 1999
-------------------------------------------------------------------------------------------------------------------
                                            3 months ended Sept.30, 1999              9 months ended Sept. 30, 1999
                                            ----------------------------              -----------------------------
                                            Insurance         Property &              Insurance           Property &
(in thousands)                              Brokerage         Casualty                Brokerage           Casualty
-------------------------------------------------------------------------------------------------------------------
Revenue from external sources                 $7,612           $6,804                  $25,043            $19,733
Revenue from other segments                    1,048               18                    2,197                 53
Depreciation expense                             328                4                      904                 14
Amortization expense                             313            2,115                      941              6,098
Capital expenditures                             301                                       778


                                                    Business Segments - 1998
-------------------------------------------------------------------------------------------------------------------

                                            3 months ended Sept. 30, 1998             9 months ended Sept.30, 1998
                                            -----------------------------             -----------------------------
                                            Insurance         Property &              Insurance           Property &
(in thousands)                              Brokerage         Casualty                Brokerage           Casualty
-------------------------------------------------------------------------------------------------------------------
Revenue from external sources                 $8,292           $6,257                  $22,772            $18,533
Revenue from other segments                    1,233               17                    2,372                 52
Depreciation expense                             275                6                      740                 16
Amortization expense                             171            1,953                      445              5,728
Capital expenditures                             420                                     1,656


3)   Loan Payable

     On June 23, 1998, the Company paid in full the $6,094,000 bank revolving line of credit, and replaced it with a $5,000,000 term loan (the "Loan") with another bank. The Loan is collateralized by the stock of the Property and Casualty Companies. The Loan bears interest at a fixed rate per year of 7.8%. At September 30, 1999, $3,607,000 was outstanding under the Loan. In addition, the Company has available a $4,500,000 revolving line of credit with the same bank, also collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of September 30, 1999, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of 0.05% on the unused balance. Among other covenants, the Loan agreement requires maintenance of minimum consolidated GAAP net worth, statutory surplus, ratio of net premiums written to surplus, and minimum debt service coverage. As of September 30, 1999, the Company was in compliance with the covenants of the Loan agreement.

     The Company's required principal payments on the Loan for the respective years are $296,000 in 1999, $1,241,000 in 2000, $1,343,000 in 2001, and $727,000
in 2002. Interest expense for the loans mentioned above for the three months and nine months ended September 30, 1999 and 1998 were $80,000 and $244,000 for 1999, respectively, and $98,000 and $349,000 for 1998, respectively.

4)  Treasury Stock

     In December 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 300,000 shares of the Company's Common Stock. The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of reissuance price over repurchase cost is treated as an increase of paid-in capital. Net purchases of treasury stock for the nine months ended September 30, 1999 amounted to 15,307 shares at a cost of approximately $128,000.

5)  Stock Performance Plan

     During July 1999, the Company awarded 34,000 shares of restricted stock from shares previously granted under the Stock Performance Plan to certain key employees. The market value of these shares awarded totaled $264,000 and has been recorded as unamortized restricted stock compensation (net of amortization) as a separate component of stockholders' equity. Unearned compensation is being amortized to expense on a straight line basis over the remaining vesting period.

6)  Earnings Per Share

     Earnings per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                   --------------------        --------------------
                                                    1999          1998          1999          1998
                                                   ------        ------        ------        ------
Net income (numerator)                             $1,723        $2,296        $5,205        $5,001
                                                   ------        ------        ------        ------

Weighted average common shares and effect
of dilutive shares used in the
computation of earnings per share:
         Average shares outstanding-basic           8,460         8,474         8,460         8,474
         Effect of dilutive shares                    195           117           161           120
                                                   ------        ------        ------        ------
         Average shares outstanding-diluted
         (denominator)                              8,655         8,591         8,621         8,594
                                                   ------        ------        ------        ------
Earnings per common share:
         Basic                                      $0.20         $0.27         $0.62         $0.59
         Diluted                                    $0.20         $0.27         $0.60         $0.58

7)   Dividends

     On September 20, 1999, the Board of Directors declared a quarterly dividend of $.025 per share, payable October 20, 1999 to stockholders of record on September 30, 1999.

8)   Contingent Liabilities

     In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims will not have a material adverse effect on the consolidated financial position of the Company.


9)  Acquisition

     Effective January 1, 1999, the Company, through its insurance brokerage subsidiary, Kaye Insurance Associates, Inc., purchased the assets, including customer lists, and certain liabilities of Woodbury, N.Y. - based broker Seaman, Ross & Wiener, Inc. ("SRW") and related entities for an initial purchase price of $2,430,000 in cash and $500,000 in stock of the Company. Additional payments of $1,400,000 in cash and $84,000 in stock of the Company have been made through September 30, 1999. The total purchase price is contingent on future billings related to the acquired customer lists and will increase significantly from the initial purchase price. This acquisition is being accounted for using the purchase method of accounting. Accordingly, intangible assets (including customer lists) of approximately $4.4 million, resulting from the allocation of the preliminary purchase price and payments made through September 30, 1999, are being amortized by using the straight-line method over a period of not more than fifteen years.

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

                                                                                               Unaudited
                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30,                      September 30,
                                                                             ------------                       ------------
                                                                                 (in thousands except per share amounts)
                                                                        1999             1998              1999               1998
                                                                        ----             ----              ----               ----
          Pro forma revenues - Insurance Brokerage Companies            $9,169          $10,964           $28,354           $29,267

          Pro forma net income                                          $1,723           $2,337            $5,205            $5,358

          Pro forma earnings per share - basic                           $0.20            $0.28             $0.62             $0.63

          Pro forma earnings per share- diluted                          $0.20            $0.27             $0.60             $0.62

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


Results of Operations

Three months ended September 30, 1999 compared with three months ended September 30, 1998

Net Income

     Net Income for the three months ended September 30, 1999 decreased by $573,000 to $1,723,000 or basic earnings per share of $0.20 compared to $2,296,000 or $0.27 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before income taxes decreased by $1,085,000 to $141,000 in 1999 from $1,226,000 in 1998. The lower operating result was primarily due to lower revenues, as discussed below.

     Total revenues in 1999 were $9,169,000 compared with $10,182,000 in 1998, a decrease of $1,013,000 (10%). Gross commissions and fees were lower by $337,000 (3%) as a result of lost business (primarily the Combined Coordinating Council, Inc. {"CCC"} account) exceeding new business ($1,968,000) and acquisitions ($933,000). On July 13, 1999, the Company reported that effective July 1, 1999 it no longer served as primary insurance broker for CCC. CCC is a New York City
- based risk management service organization for several metropolitan area hospitals, and had been one of the Company's largest accounts. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 19% to 24% which resulted in a decrease in net commissions and fees of $555,000. Investment income decreased by $148,000 (23%) primarily due to lower fiduciary investments as a result of certain lost business.

     Salaries and benefits increased by $203,000 (4%) to $5,492,000 in 1999 compared to $5,289,000 in 1998. The increase was the result of acquisitions and salary increments, offset partially by headcount reductions.

     Amortization of intangibles increased by $142,000 (83%) to $313,000 in 1999 compared with $171,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

     Other operating expenses decreased by $461,000 (13%) to $3,014,000 from $3,475,000. The decrease was mainly due to reduced consulting expenses offset by acquisitions.

     Interest  expense   increased  by  $188,000  as  a  result  of  acquisition
indebtedness and a related note payable to the Property and Casualty Companies.

Property and Casualty Companies

     Income before income taxes increased by $224,000 (10%) to $2,443,000 in 1999 from $2,219,000 in 1998. This increase was due to an increase in net premiums earned and a decrease in acquisition costs and the general administrative expense ratio offset by an increase in the loss ratio.

     Net premiums earned for 1999 increased by $547,000 (9%) to $6,804,000 from $6,257,000 in 1998. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income increased by $5,000 (1%) to $734,000 in 1999 from $729,000 in 1998. The increase was due to an increase in investments.

     A net realized loss of $76,000 was incurred in 1999 compared to net realized gains of $49,000 in 1998. This realized loss was primarily due to a decrease in fair value of a private equity investment.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) increased to 37% in 1999 from 35% in 1998. The increase was due to an increase in loss and loss expenses in assumed general liability programs which traditionally experience a higher loss frequency.

     The acquisition costs and general and administrative expenses ratio was 37% and 42% for 1999 and 1998, respectively. The decrease was due to a decrease in management fees.

Corporate

     Net expenses before income taxes increased in 1999 by $111,000 to $232,000 from $121,000 in 1998 primarily due to a reduction in the fair market value of the Company's investment in Arista Investors Corp. which was accounted for in net investment income, as well as an increase in operating expenses.

Provision for Income Taxes

     The provision for income taxes for 1999 and 1998 was $629,000 and $1,028,000, respectively. The 1999 provision reflects an adjustment to match the tax rate on the Company's income tax returns resulting in an effective tax rate of 27% and 31% for 1999 and 1998, respectively.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

Net Income

     Net Income for the nine months ended September 30, 1999 increased by $204,000 to $5,205,000 or basic earnings per share of $0.62 compared to $5,001,000 or $0.59 for the same period last year as explained below.

Insurance Brokerage Companies

     Income before income taxes decreased by $518,000 to $81,000 in 1999 from $599,000 in 1998. The reduced operating result was primarily due to increased expenses offset by an increase in commissions and fees, as discussed below.

     Total revenues in 1999 were $28,354,000 compared with $26,683,000 in 1998, an increase of $1,671,000 (6%). Gross commissions and fees grew by $3,777,000 (13%) as a result of new business ($5,411,000) and acquisitions ($4,483,000) exceeding lost business. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from

16% to 19% which resulted in a decrease in net commissions and fees of $923,000. Investment income decreased by $425,000 (28%) primarily due to lower fiduciary investments as a result of certain lost business.

     Salaries and benefits increased by $1,359,000 (9%) to $17,279,000 in 1999 compared to $15,920,000 in 1998. The increase was the result of acquisitions and salary increments offset partially by headcount reductions.

     Amortization of intangibles increased by $496,000 (111%) to $941,000 in 1999 compared with $445,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

     Other operating expenses decreased by $198,000 (2%) to $9,500,000 in 1999 compared with $9,698,000 in 1998.

     Interest  expense   increased  by  $532,000  as  a  result  of  acquisition
indebtedness and a related note payable to the Property and Casualty Companies.

Property and Casualty Companies

     Income before income taxes increased by $327,000 (4%) to $7,650,000 in 1999 from $7,323,000 in 1998. The increase was due to an increase in net premiums earned together with a decrease in the loss ratio.

     Net premiums earned for 1999 increased by $1,200,000 (6%) to $19,733,000 from $18,533,000 in 1998. The Company's efforts to develop new Alternative Risk Transfer programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income decreased by $30,000 (1%) to $2,168,000 in 1999 from $2,198,000 in 1998. The decrease was due to a decrease in investments and a change in the mix of bonds and equities.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) decreased to 34% in 1999 from 36% in 1998. The decrease was due to lower loss and loss expenses under the property programs offset by an increase in assumed general liability losses which traditionally experience a higher loss frequency.

     The acquisition costs and general and administrative expense ratio was 38% and 37% for 1999 and 1998, respectively. Exclusive of bad debt recovered in 1998, the ratio would have been 38% for both years.

Corporate

     Net expenses before income taxes decreased in 1999 by $289,000 to $332,000 from $621,000 in 1998. The segment's sole investment in Arista Investors Corp. was reduced due to an initial liquidating distribution. Arista's management has indicated its intention to sell its remaining asset, its license to operate, and its stock. This initial liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was accounted for in net investment income and is the primary reason for the positive variance along with lower interest expense due to the June 1998 restructuring of corporate debt.

Provision for Income Taxes

     The provision for income taxes for 1999 and 1998 was $2,194,000 and $2,300,000, respectively. The 1999 provision reflects an adjustment to match the tax rate on the Company's income tax returns resulting in an effective tax rate of 30% and 32% for 1999 and 1998, respectively.

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

     Total assets decreased by $28,099,000 (17%) to $138,967,000 at September 30, 1999 from $167,066,000 at December 31, 1998. Total liabilities decreased by $31,488,000 (25%) to $93,809,000 at September 30, 1999 from $125,297,000 at
December 31, 1998. Due to the cyclical nature of the business, premiums receivable and premiums payable fluctuate significantly from period to period. Lower third quarter 1999 billings compared to the fourth quarter 1998 accounted for lower fiduciary cash, premiums and other receivables, and premiums payable.

     Stockholders'  equity  increased  by  $3,389,000  (8%)  to  $45,158,000  at
September 30, 1999, from $41,769,000 at December 31, 1998. The increase in equity resulted from net income of $5,205,000 and $35,000 for shares issued related to the exercise of options, offset by an increase in net unrealized depreciation of investments of $871,000, dividends paid of $635,000, $128,000 for net purchases of treasury stock, and $217,000 related to shares issued for the restricted stock plan net of amortization.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of September 30, 1999, the Company had cash and short term investments of $31,219,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     The Company's cash and cash equivalents decreased by $14,224,000 for the nine months ended September 30, 1999. Operating activities provided cash of $1,863,000. Investing activities used cash of $13,016,000 primarily for the purchase of investments and acquisition payments. Financing activities used cash of $3,071,000 for payments of dividends, loan repayments and treasury stock purchases.

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

     As of September 30, 1999 the Company has completed approximately 97% of its efforts to bring its own applications software and hardware in compliance, with the objective of having all critical production systems year 2000 compliant by the end of November 1999. Testing of critical applications has been accomplished through the use of a special system testing environment that simulates system operations in the year 2000. The Company also purchased and implemented new operational and accounting software in 1998. In addition to being year 2000 compliant, these new systems are intended to add increased functionality to the Company. The Company has completed its assessment of its servers and client server operating software. The results of this assessment were identification of hardware and software issues requiring remediation in order to assure year 2000 compliance.

     The  total  cost  (both  current  and  future)  to  modify  these  existing production systems, which includes both internal and external costs of programming, coding and testing is estimated to be $448,000 and has been reflected in the financial statements.

     In addition to addressing hardware/software information technology ("IT"), the Company has also been assessing year 2000 issues with respect to non-IT systems such as telephones and various building services which may rely on embedded microprocessors. Failure of non-IT systems such as telephone service could disrupt the Company's business. The Company's communications with the relevant vendors have identified voicemail system year 2000 problems which will be brought into compliance by the end of November 1999.

     The Company believes that if systems were not compliant for year 2000-related problems there could be a material adverse impact on the Company's financial statements. The Company believes that it is taking the necessary measures to address issues that may arise relating to year 2000-related problems and that its systems should be compliant. The Company realizes, however, that non-compliance by these parties could impact its business. The Company's plan addresses potential year 2000 issues related to the processing of transactions with third parties. The possibility exists that some of the Company's external business contacts may not be compliant. The Company has contacted its external business contacts and continues to do so to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical business relationships to minimize its exposure to year 2000-related problems. It should be noted, however, that there can be no assurance that the systems of other companies will be year 2000 compliant, or that their conversion will be comparable with information included in the Company's systems without having a material adverse effect on the Company.

     Although it has considered various scenarios concerning the possible effects of the year 2000 issues, the Company does not have formal contingency plans relating to either its internal processing environment or its external business contacts. As it completes the upgrading and testing of non-compliant systems and continues to monitor the status of its important external contacts, the Company will develop contingency plans if deemed necessary for critical systems and relationships.

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine year 2000 exposure. The Insurance Companies primarily issue policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000, that follow the form of the policies for coverage in excess of the Insurance Companies' policies. In some instances, the Insurance Companies have not issued exclusions on these policies. The Insurance Companies have also issued a number of policies with greater limits of coverage, and have included a year 2000 exclusion on such policies. The Company is aware that year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions.

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

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit
Number   Description

11       Statement regarding computation of earnings per share

27       Financial Data Schedule

     b) Reports on Form 8-K

On July 20, 1999, the Company filed Form 8-K reporting a partial client account loss and that it expects a third quarter shortfall but record earnings for 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       KAYE GROUP INC.
                                                       ---------------
                                                          Registrant




November 11, 1999               /s/  Bruce D. Guthart
                                ------------------------------------
                                Bruce D. Guthart, Chairman, President and
                                Chief Executive Officer



November 11, 1999               /s/  Michael P. Sabanos
                                -----------------------------------
                                Michael P. Sabanos, Senior Vice President and
                                Chief Financial Officer