Form 10-K
period 1999-12-31
KAYE GROUP INC
filed 2000-03-30
CIK 907575

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT - 1934


For the Fiscal Year Ended December 31, 1999
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

                                      None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $35,065,000

     Number of shares of the registrant's common stock outstanding as of March 20, 2000: 8,480,887.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 (incorporated by reference under Part III).

     Total number of pages filed including cover and under pages 88.

     Index to Exhibits is on page 40.

                                 KAYE GROUP INC.

                                TABLE OF CONTENTS

Part I

Item 1.        Business                                                  4

Item 2.        Properties                                               19

Item 3.        Legal Proceedings                                        20

Item 4.        Submission of Matters to a Vote of Security Holders      20


Part II

Item 5.        Market for Common Equity and Related
               Stockholder Matters                                      21

Item 6.        Selected Financial Data                                  22

Item 7.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations         24

Item 8.        Financial Statements and Supplementary Data              37


Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                   37


Part III

Item 10.       Directors and Executive Officers of the Registrant       37

Item 11.       Executive Compensation                                   38

Item 12.       Security Ownership of Certain
               Beneficial Owners and Management                         38

Item 13.       Certain Relationships and Related Transactions           38


Part IV

Item 14.       Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                  38

Financial Statements                                                    F-1

                                     PART I

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

     The Company's activities are conducted in New York, New York, and in other offices located in Pasadena, California, Westport, Connecticut, Floral Park, New York, Woodbury, New York and Warwick, Rhode Island.

Insurance Brokerage Companies Operations

     The Retail Brokerage Business operates insurance brokerage businesses through four subsidiaries of the Company, the "Retail Brokerage Companies". The Retail Brokerage Companies offers commercial clients a full range of insurance brokerage services including procurement of property/casualty insurance, risk management consulting, bonding, loss prevention engineering, and group employee benefit consulting services. In addition, personal lines and life and health insurance coverage are placed on behalf of individual clients.

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

     During 1999, the Retail Brokerage Business serviced approximately 17,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees from insureds in connection with consulting services relating to the marketing of insurance.

     Program Brokerage Corporation or "PBC" (the "Program Brokerage Business") is a subsidiary of the Company and operates a wholesale insurance brokerage business which offers retail insurance agents and brokers innovative solutions to the twin insurance problems of price and availability of coverage. It accomplishes this by organizing pools of similar risks into specially designed alternative distribution programs through which it places insurance for affinity groups (the "Programs").

     The Program Brokerage Business is one of the leaders in the application of purchasing groups in the commercial insurance market. Approximately 69% of PBC's premium volume was generated by its own producers and approximately 600 unrelated retail insurance agent and broker producers serving approximately 8,000 insureds during 1999. The remaining 31% was derived from the Retail Brokerage Business. Approximately 41% of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

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

     The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Exposure to individual insureds on individual losses is thereby generally limited to between $10,000 and $25,000 per claim (inclusive of allocated loss expenses), depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, OLRI has issued policies on a selected basis with limits up to $25,000,000, retaining up to the first $50,000 of exposure and reinsuring the remaining limits with unaffiliated reinsurers rated A or better by A.M. Best Company ("A.M. Best"), a major rating agency for insurers.

     The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. CAC also provides claims administration service to certain of the unaffiliated Program insurers for a fee.

History of the Company

1952 to 1993

     Prior to the initial public offering ("IPO") of Old Lyme Holding Corporation's ("Holding") common stock in August 1993, the operations of the Retail Brokerage Companies, PBC, the Insurance Companies and CAC were part of a single combined insurance and brokerage business owned by Kaye International L.P. ("KILP") and certain individuals. KILP, via several stock and asset acquisitions and mergers, traces its origins back to 1952. Prior to the IPO, KILP developed the concept of the "deductible" primary "layer" of insurance coverage administered through Programs. This business was placed through the Insurance Companies. In August 1993, after years of successful growth, the Insurance Companies, PBC and CAC were organized under Holding, of which approximately 33% was sold to the public.

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

          4. KHC contributed its interests in the Retail Partnerships to the Retail Brokerage Companies thereby causing the dissolution of the Retail Partnerships. As a result, the Retail Brokerage Companies, as a group, owns all of the assets and is subject to all of the liabilities, of the Retail Brokerage Business.

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

The chart below reflects the current structure of the Company:




                               [GRAPHIC OMITTED]

Affinity Group Marketing

     The Company generally services middle market entities just below the Fortune 500 level. Within this market, it has developed particular expertise and knowledge of risks facing a number of industry sections. Based on this expertise and knowledge, the Company develops and markets insurance programs for various purchasing groups (Affinity Group Marketing), including hospitals, churches, law firms, mental health practitioners, homes for the aged and fine arts, among others. Affinity Group Marketing programs (including alternative distribution programs) contribute 62% of the Company's 1999 consolidated revenues, excluding investment income.


Retail Brokerage Operations

     The Retail Brokerage Business generally services middle market entities as described above. Approximately 23% of the Retail Brokerage Business' 1999 revenues relate to such affinity groups. Of this 23%, approximately 51% of the related revenues are derived from unrelated insurance markets. The remaining 49% are derived from PBC. (The premium volume associated with this 49% represents approximately one-third of PBC's premium volume.) No premiums are placed with the Insurance Companies directly by the Retail Brokerage Business.

PBC and Insurance Companies Operations

     PBC designs alternative distribution programs for affinity groups and markets via a network of retail insurance brokers, including the Retail Brokerage Companies. PBC's distribution network includes its own producers and approximately 600 unrelated retail agent and broker producers. These producers account for two-thirds of PBC's premium volume. The Insurance Companies underwrite a portion of the Programs and only underwrite programs designed by PBC.

     During the past seven years the original 1:2 ratio of insurance premiums produced by unrelated retail brokers to insurance premiums produced by the Retail Brokerage Companies (the "Production Ratio"), respectively, has reversed. But production from both sources has grown. PBC's total premium volume for 1999 of $68,000,000 increased 12% over 1998. It is expected that the Production Ratio will approach 3:1 during 2000, consistent with PBC's strategy of growing the unrelated retail producer distribution network.

     Once PBC establishes a program, it acts as the placing broker with respect to insurance under the Programs. In such a role, PBC acts as an intermediary in placing the programs with various unaffiliated insurers as well as the Insurance Companies.

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

     The  Insurance   Companies   currently   participates   in  29  alternative
distribution programs. The major program groupings are as follows:

          1. The residential real estate programs provide property and casualty insurance for residential real estate including rental apartments, cooperatives, and condominiums. Policies protect the owner from property losses and casualty claims, such as claims brought by a tenant or member of the public injured on the premises. These programs are offered principally in the New York City area and have approximately 2,100 insureds.

          2. The restaurant programs insure restaurants against casualty claims (most typically brought by an injured restaurant patron) and property losses. Many of the restaurants that participate in these programs are "white tablecloth" restaurants. The restaurant programs have approximately 1,700 insureds.

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

          4. The remaining programs represent 17% of the net premiums earned by the Insurance Companies in 1999. They have approximately 3,700 insureds and include among others the following affinity groups: catalog showrooms, homeowners, retail stores, drug stores, funeral directors, bars and taverns, waste haulers, laundromats and dry cleaners, New England restaurants, Asian American restaurants, automobile service stations, houses of worship, and main street small businesses.

     The restaurant programs, residential real estate programs and real estate umbrella program accounted for 83% of the net premiums earned by the Insurance Companies in 1999. The following table sets forth the percentage of net premiums earned attributable to the programs and all other business during the years ended December 31, 1999, 1998 and 1997.

                                                         Net Premiums Earned
                                                       Years Ended December 31,
                                                      1999       1998       1997
                                                      ----       ----       ----
Residential real estate programs ..............        45%        43%        46%
Restaurant programs ...........................        22%        26%        26%
Real estate umbrella program ..................        16%        18%        17%
Other .........................................        17%        13%        11%
                                                      ---        ---        ---
                                                      100%       100%       100%
                                                      ===        ===        ===

Acquisitions

     During 1997, the Brokerage Operations acquired certain assets and liabilities of Western Insurance Associates, Inc. ("WIA"). This acquisition was accounted for as a purchase and achieved critical mass for the brokerage operations located in Pasadena, California. In addition, this acquisition was synergistic as WIA's competitive advantage was in the production of business from affinity groups, including churches and homes for the aged.

     During  1998,  the  Brokerage   Operations   acquired  certain  assets  and
liabilities of Florida Insurance Associates, Inc. ("FIA"), Daniel V. Keane Agency, Inc. ("DVK") and Laub Group of Florida, Inc. ("LGF"). These acquisitions were accounted for as purchases. FIA, located in Hollywood, Florida, represented the Company's entrance into the Florida marketplace. DVK, located in Bridgeport, Connecticut, was relocated to the Company's Westport, Connecticut office and added to that office's personal lines and main street (small business) operations. LGF, located in Hollywood, Florida, added alternative distribution transfer capabilities to the FIA operations.

     During the first quarter of 1999, the Brokerage Operations acquired certain assets and liabilities of Seaman, Ross, & Weiner, Inc. ("SRW"). This acquisition was accounted for as a purchase. SRW, located in Woodbury, New York, enhances the general commercial, group benefits and life insurance Brokerage Operations in the New York City metropolitan area.

     During the first quarter of 2000, the Brokerage Operations sold the operations of LGF at no gain or loss. The Company is finalizing the sale of FIA.

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

Seasonality

     The Brokerage Operations' revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and their related billings. This is due to the revenue recognition method for brokerage commissions which requires that a full year's commissions be recognized immediately upon the billing date of the related policies. Further, the majority of the Retail Brokerage Business' incentive commissions from insurance companies are recorded when collected which is usually during the first quarter. However, premium revenues of the Insurance Companies are recognized ratably over the term of the related policies. As a result, there is little variation from quarter to quarter in the Property and Casualty Companies Operations' revenues.

     Consolidated revenues by quarter for 1999, 1998 and 1997 were earned as follows. Amounts shown represent a percentage of the related full year consolidated revenues.

                                            1999        1998       1997
                                            ----        ----       ----
         First Quarter                       23%         23%        22%
         Second Quarter                      26%         24%        23%
         Third Quarter                       24%         26%        28%
         Fourth Quarter                      27%         27%        27%

Competition, and Industry and Market Risk

     The Company is the 27th largest insurance broker in the United States according to "Business Insurance", a leading insurance industry publication. It operates in a highly competitive industry and faces competition from regional brokers and regional offices of worldwide brokers and insurers.

     The insurance brokerage business is highly competitive. The Company believes that it is well positioned to compete within its designated market because of the expertise and knowledge it has developed in servicing middle market companies, the Programs it has developed and the proprietary database of affinity group underwriting and claims information it has developed. In general, premium pricing and commission rate reductions continue to impact the Company and the insurance industry as a whole. The Company has been successful in replacing business lost from such premium and commission rate reductions and attrition through new business developed from new accounts and programs, and extension of service to existing accounts. During 1999, the Retail Brokerage Operations no longer served as the primary broker for certain New York City - based entities' medical malpractice coverage. This portfolio of business represented the majority of the Retail Brokerage Operations revenues in this concentration of coverage placement.

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

     In the event that admitted insurers (including the unaffiliated Program insurers) begin to offer the coverage in New York which the Company offers as a surplus lines insurer, it is possible that OLRI may be unable to receive placements on a surplus lines basis, because brokers are generally required first to obtain three "declinations" from admitted carriers before they can offer the business to a surplus lines underwriter. In addition, in soft insurance markets, other insurance companies may be more willing to offer low deductibles, at prices competitive with or lower than the insurance offered under the Programs.

As part of its ongoing business, the Company is exposed to certain market risks of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposure is interest rate risk in regard to fixed rate domestic instruments and outstanding debt. The Company has certain investments in equity securities, which have market risk exposure. It has no derivative instruments. The Company's financial instruments consist of the investment portfolio of OLRI. These instruments are comprised of Corporate and Municipal Bonds, U.S. Treasury securities and equity securities that are classified as available for sale. OLRI generally selects investment assets with characteristics such as duration, yield, currency, and liquidity to match cash flows of related insurance and reinsurance contracts. It selects medium term fixed rate investments to support general liability claims and shorter investments to support property claims. The fair value of and weighted average interest rate on the investment portfolio as of December 31, 1999 was $46,043,000 and 5%, respectively.

Year 2000 Compliance

     Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It was thought possible that such systems would not be able to accurately process data containing information relating to dates before, during or after the year 2000. It was thought possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 complaint" were unknown.

     Testing conducted by a team of informational technology personnel and operational line staff from January 1, 2000 through January 3, 2000 on its application operating software and hardware determined that the Company's Y2K remediation efforts had been successful. This has been confirmed by post January 3, 2000 normal operations being unimpeded by Y2K related issues.

     The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding, testing and software/hardware and equipment purchases was approximately $473,000 and has been reflected in the financial statements.

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine year 2000 exposure. The Insurance Companies primarily issued policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000 that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies did not issue exclusions on these policies. The Insurance Companies also issued a number of policies with greater limits of coverage, and included a year 2000 exclusion on such policies. The Company is aware that year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions.

Ceded Reinsurance

     OLRI has from time to time obtained reinsurance for portions of, or specific risks under, the first layer of risks underwritten by OLRI. Reinsurance has been placed with PXRE Reinsurance Company, The Hartford Steam Boiler Inspection and Insurance Co. and CNA Reinsurance Company Ltd., which are rated A or better by A.M. Best. However, if reinsurance should become more widely available at economical prices, OLRI may increase the amount of reinsurance it purchases (see Note 13 to the consolidated financial statements of the Company).

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

     As part of the reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including anticipated legal developments, changes in social attitudes, inflation and economic conditions. Reserve amounts are necessarily based on Management's best estimates, and as other data becomes available and is reviewed, these estimates are revised, resulting in increases or decreases to existing reserves.

     OLRI receives claims related to lead paint exposures it insures under various residential real estate programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; and
questions regarding the interpretation and application of insurance and reinsurance coverage. OLRI has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided are established based on Management's best estimate of ultimate liabilities. However, due to the nature of the exposures, such reserves cannot be, and are not established using standard actuarial techniques.

     To further review the adequacy of the reserves, the Insurance Companies engage independent actuarial consultants to perform annual case and ultimate loss reserve analysis.

     The following table sets forth a reconciliation of the change in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1999.

                                                  Years Ended December 31,
                                           ------------------------------------
                                             1999          1998          1997
                                           --------      --------      --------
                                                      (in thousands)
Balance at January 1,                      $ 21,567      $ 19,126      $ 15,227
  Less reinsurance recoverables              (2,811)         (882)
                                           --------      --------      --------
                                                                         (3,220)
  Net balance                                18,347        16,315        14,345
                                           --------      --------      --------
Incurred related to:
  Current year                               10,410         8,461         8,824
  Prior years                                    35          (108)
                                           --------      --------      --------
  Total incurred                              9,754         8,496         8,716
                                           --------      --------      --------

Paid related to:
  Current year                                2,188         1,877         1,802
  Prior years                                 4,622         4,587         4,944
                                           --------      --------      --------
  Total paid                                  6,810         6,464         6,746
                                           --------      --------      --------

Net balance at December 31,                  21,291        18,347        16,315
  Plus reinsurance recoverables               2,678         3,220         2,811
                                           --------      --------      --------

  Balance                                  $ 23,969      $ 21,567      $ 19,126
                                           ========      ========      ========

     The following table presents the development of unpaid losses and loss expense reserves for the past ten years for the Insurance Companies. During the ten year period covered by this table, OLB changed its fiscal year-end during 1989 from July 31 to April 30 and then to December 31 for the year ended December 31, 1990. In addition, Bermuda domiciled insurance companies, unlike U.S. domiciled insurers, are not required to file calendar year loss development information with regulatory authorities. Accordingly, the loss development information included in the following table with respect to OLB prior to 1992, reflects development data converted from the policy year loss development data maintained by OLB through the use of mathematical models. The top line of the table shows the estimated reserve for unpaid losses and loss expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss expenses for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available, principally about the frequency of claims for individual years. The table is presented gross of reinsurance for all years presented. The reinsurance recoverable on unpaid losses at December 31, 1999 and 1998 were $2,678,000 and $3,220,000, respectively.

KAYE GROUP INC.
LOSS DEVELOPMENT SCHEDULE
(In thousands)



      Year Ended                   1989    1990     1991     1992     1993     1994     1995     1996    1997     1998     1999
      ----------                   ----    ----     ----     ----     ----     ----     ----     ----    ----     ----     ----
Reserves for outstanding
  losses and loss expenses
  on December 31,                  $8,418 $12,555  $16,244  $18,444  $17,929  $14,118  $12,672  $15,227 $19,126  $21,567  $23,969


Cumulative amount paid as of:

     One year later                $2,505  $4,374   $5,569   $6,379   $6,965   $4,161   $3,697   $4,943  $4,587   $4,674
     Two years later                5,266   7,545    9,258   11,704   10,002    6,802    6,882    7,780   7,716
     Three years later              7,041   9,245   12,695   13,833   12,278    9,455    8,691    9,756
     Four years later               7,600  11,378   13,813   14,973   14,120   10,917    9,425
     Five years later               8,539  11,705   14,146   15,784   15,281   11,539
     Six years later                8,660  11,768   14,385   16,374   15,788
     Seven years later              8,681  11,877   14,562   16,641
     Eight years later              8,701  11,917   14,635
     Nine years later               8,720  11,931
     Ten years later                8,724


Re-estimated liability as of:

     One year later                $9,127 $13,665  $16,117  $18,140  $17,856  $14,254  $12,257  $15,494 $18,534  $19,613
     Two years later                9,767  13,003   15,182   18,511   18,184   13,487   12,454   15,352  16,944
     Three years later              9,288  11,850   15,609   18,636   16,552   13,990   12,448   14,635
     Four years later               9,002  12,410   15,462   18,177   18,157   13,985   12,113
     Five years later               9,060  12,468   15,312   18,252   17,993   13,840
     Six years later                8,973  12,224   14,982   17,999   17,887
     Seven years later              8,893  12,121   14,872   17,916
     Eight years later              8,847  11,996   14,911
     Nine years later               8,733  11,994
     Ten years later                8,733


Cumulative
Redundancy (Deficiency):            ($315)   $561   $1,333     $528      $42     $278     $559     $592  $2,182   $1,954

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

     The National Association of Insurance Commissioners has developed risk-based capital formulas to be applied to all domestic insurance companies. These formulas calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an insurance company's operations. Any insurance company that does not meet threshold risk-based capital levels ultimately will be subject to statutory receivership proceedings. The statutory net worth of OLRI is adequate in light of its current and anticipated future business and OLRI has met its risk-based capital and surplus requirements at December 31, 1999. The authorized control level risk-based capital for OLRI, as of December 31, 1999 was $5,069,989 and OLRI exceeded that threshold by $26,030,098.

Employees

     As of December 31, 1999, the Company had 368 employees. The Company is not unionized and believes that its employee relationships are satisfactory.

Item 2. Properties

     The Company owns approximately 7,500 square feet of space in an office condominium building in Warwick, Rhode Island, which is utilized by employees of PBC and OLRI. The Company also leases space located in New York, New York, Pasadena, California, Westport, Connecticut, Woodbury, New York and Floral Park, New York. The Company's total leased space at these locations is approximately 116,000 square feet and is suitable for its current needs.

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

     As licensed brokers, the Insurance Brokerage Companies are or may become party to administrative inquiries and at times to administrative proceedings commenced by state insurance regulatory bodies. Certain subsidiaries were involved in an administrative investigation commenced in 1992 by the New York Insurance Department ("Department") relating to how property insurance policies were issued for the Residential Real Estate Program. As a result, the manner in which policies are structured for certain clients in this Program were altered, which has not had a material adverse effect on this Program. While the Company had discussions with the Department regarding settlement of such investigation, this matter has not been pursued for several years. If the matter is not closed or settled, the Department could institute formal proceedings against the subsidiaries seeking fines or license revocation. Management does not believe the resolution of this issue will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

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


                                                Price Range          Dividends
                                                -----------             Paid
                                            High           Low       Per Share
                                            ----           ---       ---------
1999:
First Quarter                             $7 7/8         $7 1/8    $ .025 cash
Second Quarter                             8 3/8          6 3/4    $ .025 cash
Third Quarter                              9 7/16         7        $ .025 cash
Fourth Quarter                             9              7 1/4    $ .025 cash

1998:
First Quarter                             $7 13/16       $6 1/4    $ .025 cash
Second Quarter                             7 1/2          6 3/8    $ .025 cash
Third Quarter                              7 1/4          6 1/4    $ .025 cash
Fourth Quarter                             7 5/8          5 1/8    $ .025 cash



     The approximate number of holders of record of the Company's Common Stock as of March 20, 2000 was 98.

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends" for a discussion of dividends paid by the Company.

Item 6.  Selected Financial Data

The following table should be read in conjunction with, and is supplemented in its entirety by, the consolidated financial statements and the notes thereto. Financial data has been restated to take into effect the Transactions effective October 2, 1995. The financial data for the years 1995 through 1999 has been derived from the audited consolidated financial statements of the Company.



                                                                                      Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                     1999          1998          1997          1996         1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands, except per share data)
Statement of Income Data:
Operating revenues(1)                                             $  64,231     $  60,191     $  55,309     $  51,339    $  51,582
Net investment income                                                 4,529         4,735         4,312         3,576        3,912
Net realized gains (losses) on investments                              (16)           85            21            72          (47)
                                                                  ---------     ---------     ---------     ---------    ---------

Total revenues                                                    $  68,744     $  65,011     $  59,642     $  54,987    $  55,447
                                                                  ---------     ---------     ---------     ---------    ---------


Net income                                                        $   7,504     $   7,282     $   4,357     $   3,071    $   5,181

Earnings per share:
    Basic                                                         $    0.89     $    0.86     $    0.62     $    0.44    $    0.74
    Diluted                                                       $    0.87     $    0.85     $    0.62     $    0.44    $    0.74
----------------------------------------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME AND EPS - BASIC(2)
    Income before minority interest and income taxes              $  10,729     $  10,554     $   7,555     $   5,211    $   6,309

    Provision for income taxes                                        3,225         3,272         2,267         1,484        1,995
                                                                  ---------     ---------     ---------     ---------    ---------


    Income before minority interest                                   7,504         7,282         5,288         3,727        4,314

    Minority interest                                                                              (931)         (656)        (759)
                                                                  ---------     ---------     ---------     ---------    ---------

    Pro forma net income                                          $   7,504     $   7,282     $   4,357     $   3,071    $   3,555


    Pro forma earnings per share - basic                          $    0.89     $    0.86     $    0.62     $    0.44    $    0.51


    Weighted average of shares outstanding - basic                    8,460         8,474         7,024         7,020        7,020

    Weighted average of shares and
    share equivalents outstanding - diluted                           8,630         8,593         7,083         7,021        7,023

                                                           Years ended December 31,
-------------------------------------------------------------------------------------------------------
                                          1999          1998          1997          1996         1995
-------------------------------------------------------------------------------------------------------
                                                 (in thousands, except per share data and ratios)
Balance Sheet  data:

Total assets                             157,073     $ 167,066     $ 141,025     $ 156,102    $ 174,000
Long-term debt(3)                          2,911         4,672         5,810        12,787       13,679
Stockholders' equity                      47,251        41,769        35,168        24,984       22,882
Net book value  per share(4)                5.59          4.93          4.15          3.56         3.26
Cash dividend per share                     0.10          0.10          0.10          0.10         0.10

GAAP operating data:
Loss ratio                                  36.4%         34.4%         38.2%         36.4%        28.8%
Expense ratio                               41.8%         39.3%         41.0%         42.5%        41.1%
Combined ratio                              78.2%         73.7%         79.2%         78.9%        69.9%

Statutory operating data(5):
Net underwriting gain                  $   6,603     $   6,925     $   5,890     $   4,455    $   7,104
Policyholders' surplus                    32,514        29,286        25,566        25,485       26,231

Loss ratio                                  33.2%         33.1%         36.6%         34.1%        24.4%
Expense ratio                               40.6%         39.1%         38.6%         40.0%        37.1%
Combined ratio                              73.8%         72.2%         75.2%         74.1%        61.5%


(1) Subsequent to 1995, commission expense paid to internal producers has been reclassified to salary expense to more accurately reflect salaries and benefits. Previously this expense was netted against operating revenues and accordingly operating revenues for 1995 and 1994 are not comparable. Operating revenues include transactions between segments. These transactions have not been eliminated.

(2) Prior to the Transaction certain entities were partnerships or S Corporations under the Internal Revenue Code and therefore not liable for Federal income taxes. A charge in lieu of income taxes is presented as if the income of these entities were taxed to those entities rather than to partners or stockholders not otherwise included in the Company's consolidated group.


(3)  Excludes that portion of long-term debt maturing in less than one year.

(4) Based upon 8,458,295 shares outstanding at December 31, 1999 and 8,474,435 shares outstanding at December 31, 1998 and 1997 and 7,020,000 outstanding at December 31, 1996, and 1995.

(5) Based upon statutory accounting practices and derived from the statutory financial statements of the Insurance Companies, which excludes the effects of CAC.

(6) Certain information prior to 1998 has been reclassified to conform with the 1998 and forward year presentation.

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

     The Insurance business underwrites property and casualty risks for insureds in the United States, principally through specially designed alternative distribution programs, covering various types of businesses and properties, which have similar risk characteristics. The Insurance business generally underwrites the first layer of insurance under the programs and unaffiliated program insurers provide coverage for losses above the first layer of risk. Substantially all of the Insurance business revenues are derived from premiums on this business, plus the investment income generated by the investment portfolio of the Insurance business.

     Corporate Operations include those activities that benefit the Company and, for the most part, the related expenses are allocated to the Insurance Brokerage Companies or the Property and Casualty Companies. Certain holding company expenses are not allocated and include debt servicing and public company expenses, including investor relations costs.

     The Company has foreign  operations in Bermuda.  For further discussion see
Note 20 to the consolidated financial statements of the Company.

Results of Operations

Year ended December 31, 1999 compared with the year ended December 31, 1998

Net Income

     Net Income for the year ended December 31, 1999 increased by $222,000 to $7,504,000 or basic earnings per share of $0.89 compared to $7,282,000 or $0.86 for the same period last year as explained below. During the fourth quarter of 1999 the Company updated the assumptions used to allocate certain human resource and other operating costs to its insurance brokerage and underwriting units. These costs are corporate administrative expenses, attributable to all of the Company's operations, but not previously allocated to all revenue-generating business segments. The effect of this revision was to move approximately $1,300,000 of expenses from the Insurance Brokerage Companies to the Property and Casualty Companies, but had no effect on the Company's consolidated results.

Insurance Brokerage Companies

     Income before income taxes increased by $617,000 to $2,322,000 in 1999 from $1,705,000 in 1998. The increased operating result was primarily due to a reduction of expenses as a result of an increase in intercompany management fees allocated to the Property and Casualty Companies, as discussed below.

     Total revenues in 1999 were $38,753,000 compared with $37,202,000 in 1998, an increase of $1,551,000 (4%). Gross commissions and fees grew by $3,325,000 (8%) as a result of new business and acquisitions exceeding lost business. The SRW acquisition generated $3,653,000 of gross revenues during 1999. Included in lost business were revenues that had been derived from a certain New York City - based entities' medical malpractice coverage. This portfolio of business represented the majority of the Retail Brokerage Operations revenues in this concentration of coverage placement. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 18% to 20% which resulted in a decrease in net commissions and fees of $860,000. Investment income decreased by $472,000 (26%) primarily due to lower fiduciary investments as a result of certain lost business.

     Salaries and benefits increased by $1,023,000 (5%) to $22,346,000 in 1999 compared to $21,323,000 in 1998. The increase was the result of acquisitions and salary increments offset partially by headcount reductions, reduced incentive compensation and an increase in intercompany management fees allocated to the Property and Casualty Companies discussed previously.

     Amortization of intangibles increased $416,000 to $1,095,000 in 1999 compared with $679,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

     Other operating expenses decreased by $1,231,000 (9%) to $12,215,000 in 1999 compared with $13,446,000 in 1998 mainly due to an increase in intercompany management fees allocated to the Property and Casualty Companies (discussed previously) as well as reduced insurance costs.

     Interest expense increased by $726,000 as a result of the SRW acquisition, which includes a related note payable to the Property and Casualty Companies.

Property and Casualty Companies

     Income before income taxes decreased by $811,000 (8%) to $8,826,000 in 1999 from $9,637,000 in 1998. The decrease was due to an increase in the combined ratio due to an increase in intercompany management fees (discussed previously) offset by an increase in net premiums earned.

     Net premiums earned for 1999 increased by $2,091,000 (8%) to $26,780,000 from $24,689,000 in 1998. The Company's efforts to develop new alternative distribution programs and broaden the distribution network of existing programs and coverage types has contributed to the growth of premium volume.

     Net investment income increased by $29,000 (1%) to $2,949,000 in 1999 from $2,920,000 in 1998. The increase was due to an increase in investments.

     Net realized loss was $16,000 in 1999 compared to a realized gain $85,000 in 1998. The realization of investment gains and losses is determined by market conditions and management's decision regarding the holding period of the portfolio.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) was 36% and 34% for 1999 and 1998, respectively. Exclusive of the intercompany claims management fee increase in 1999 discussed previously, the loss ratio would have been 35% and 34% for 1999 and 1998, respectively. This increase was due to the change in the mix of business toward assumed general liability, which traditionally experiences a higher loss frequency.

     The acquisition costs and general and administrative expenses ratio was 42% and 39% for 1999 and 1998, respectively. Exclusive of a bad debt recovered in 1998, the ratio would have been 42% and 40% for 1999 and 1998, respectively. Exclusive of the intercompany management fee increase in 1999 discussed previously, the expense ratio would have been 40% for 1999 and 1998.

Corporate

     Net expenses before income taxes decreased in 1999 by $369,000 to $419,000 from $788,000 in 1998. The segment's sole investment in Arista Investors Corp. was reduced due to an initial liquidating distribution. Arista's management has indicated its intention to sell its remaining asset, its license to operate, and its stock. This initial liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was accounted for in net investment income and is the primary reason for the positive variance along with lower interest expense due to the June 1998 restructuring of corporate debt.

Provision for Income Taxes

     The provision for income taxes for 1999 and 1998 was $3,225,000 and $3,272,000, respectively. The 1999 provision reflects an adjustment to reflect the tax on the Company's income tax returns resulting in an effective tax rate of 30% and 31% for 1999 and 1998, respectively. The difference between the statutory rate and the effective rate was primarily related to tax exempt interest.

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

     Net premiums earned for 1998 increased by $1,842,000 (8%) to $24,689,000 from $22,847,000 in 1997. The Property & Casualty Companies' efforts, combined with the efforts of the Brokerage segment's Program Brokerage Corporation, to develop new alternative distribution programs and broaden the distribution network of the existing programs and coverage types, has contributed to the growth of premium volume.

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

Effective Tax Rate (See Note 9)

     The effective tax rate for 1998 and 1997 was, 31%, and 30%, respectively. The difference between the statutory tax rate and the effective tax rate in 1998 and 1997 was primarily related to tax exempt interest.

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

     Total assets decreased by $11,371,000 (7%) to $149,212,000 at December 31, 1999 from $160,583,000 at December 31, 1998. Total liabilities decreased by $16,853,000 (14%) to $101,961,000 at December 31, 1999 from $118,814,000 at
December 31, 1998. These reductions were primarily due to reductions in brokerage segment fiduciary assets and liabilities (insurance premiums).

     Stockholders' equity increased by $5,482,000 (13%) to $47,251,000 at December 31, 1999, from $41,769,000 at December 31, 1998. The increase in equity resulted from net income of $7,504,000 and $35,000 for shares issued related to the exercise of stock options, offset by an increase in net unrealized depreciation of investments of $769,000, dividends paid of $847,000, $229,000 for net purchases of treasury stock, and $212,000 related to shares issued for the Stock Performance Plan, net of amortization.

     The Company maintains a substantial level of cash and liquid short term investments, which are used to meet anticipated payment obligations. At December 31, 1999 and 1998, the Company had cash and short term investments of $43,238,000 and $48,393,000, respectively, of which $25,610,000 and $33,218,000 represents premiums
collected and held in a fiduciary capacity which are generally not available for operating needs of the Company. Of the Company's total invested assets, fixed maturities and cash equivalents carried at market value of $22,270,000 and $13,747,000 as of December 1999 and 1998, respectively, are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     As presented in the Consolidated Statements of Cash Flows, the Company's cash and cash equivalents decreased by $7,705,000 for the year ended December 31, 1999. Operating activities provided cash of $8,359,000. Investing activities used cash of $12,309,000 primarily for the purchase of investments and acquisition payments. Financing activities used cash of $3,755,000 for payments of dividends, loan repayments and treasury stock purchases.

     During 1998, the Company paid off its revolving credit line of $6,094,000 early, and replaced it with a term loan of $5,000,000, at an interest rate reduction of approximately 50 basis points, thereby reducing debt by $1,094,000. As of December 31, 1999, $3,311,000 is outstanding on the Term Loan. In addition, the Company has available a $4,500,000 revolving line of credit with a bank. Both lines are collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of December 31, 1999, no amount is outstanding on the revolving line of credit.

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

     The Company's primary source of cash is derived from insurance premiums (fiduciary assets), insurance brokerage commissions and fees, proceeds from the sale of investments, and investment income. The Company's principal uses of cash are payments of insurance premiums (fiduciary liabilities), commissions to brokers who produce the business, losses and loss expenses and operating expenses, and purchases of investments, acquisitions and fixed assets.

     The Company has minimized its investment risk by investing in a mix of cash equivalents; high quality tax exempt municipal bonds; U.S. Government and government agency securities and corporate bonds rated A or better by an accredited rating agency with an average duration of approximately four years; and equity securities. The Company currently intends to continue this investment strategy.

     The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating as of December 31, 1999 (in thousands):


                                         Market Value as           Percentage of
                      Amortized            Reflected on          Total at Market
  Rating (a)            Cost              Balance Sheet                Value
  ----------            ----              -------------                -----
     AAA(b)            $28,977                $28,213                  68.3%
      AA+                  609                    598                   1.4%
      AA                 4,944                  4,911                  11.9%
      AA-                2,916                  2,837                   6.9%
       A+                2,283                  2,230                   5.4%
       A                 2,544                  2,515                   6.1%
                       -------                -------                 -----
                       $42,273                $41,304                 100.0%
                       =======                =======                 =====

(a)  Ratings are  assigned  primarily by Standard & Poors  Corporation  with the
     remaining  ratings  assigned  by  Moody's  Investors  Services,   Inc.  and
     converted to the equivalent Standard & Poors ratings.

(b)  Includes U.S. Government Obligations.

     The amortized cost and estimated market value of fixed maturities at December 31, 1999, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                 Investments Available
                                                       for Sale
                                            -------------------------------
                                            Amortized        Aggregate Fair
                                               Cost              Value
                                            ---------        --------------
Due in one year or less                       $3,231             $3,218
Due after one year through five years         19,687             19,414
Due after five years through ten years        15,171             14,654
Due after ten years                            4,184              4,018
                                             -------            -------

Total                                        $42,273            $41,304
                                             =======            =======

     Investment results of the Company for each of the three years in the period ended December 31, 1999 are shown in the following table (in thousands):

                                                        As of, or for the
                                                    years ended December 31,
                                               -------------------------------
                                               1999          1998         1997
                                               ----          ----         ----
Average cash and cash equivalents
  and invested assets(1)                    $ 91,097      $ 85,191     $ 76,534

Investment income                           $  4,529      $  4,735     $  4,312

Average yield on total investments               5.0%          5.6%         5.6%

Net realized investment gain (loss)         ($    16)     $     85     $     21

(1) Based upon the average of the beginning and end of the period amortized cost for fixed maturities and cost for equity securities.

     The Company's insurance subsidiaries require capital to support premium writing. The guidelines set forth by the NAIC for OLRI suggest that a property and casualty insurer's ratio of annual statutory net premiums written to policyholders' surplus should not exceed 3 to 1. At December 31, 1999, OLRI, with a statutory surplus of $31,100,000, had a ratio of annual statutory net premiums written to its statutory surplus of approximately .85 to 1.

Quantitative and Qualitative Disclosures about Market Risk

     As part of its ongoing business, the Company is exposed to certain market risks of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposure is interest rate risk in regard to fixed rate domestic instruments, equity securities and outstanding debt. The Company is exposed to the changes in the prices of equity securities owned by the Company. The equity price risk related to the Company's current investments in equity securities are not material. The Company has no derivative instruments. The Company's financial instruments consist of the investment portfolio of OLRI. These instruments are comprised of Corporate and Municipal Bonds, equity securities, and U.S. Treasury Securities that are classified as available for sale.

     The Company generally selects investment assets with characteristics such as duration, yield, currency, and liquidity to reflect the underlying characteristics of related insurance and reinsurance contracts. The Company selects medium term fixed rate investments to support general liability claims and shorter investments to support property claims.

     The following table summarizes information about the Company's financial instruments that are sensitive to changes in interest rate as of December 31, 1999. The table presents principal and interest cash flow and related weighted average interest rates by expected maturity dates for assets and liabilities. The Company has presumed the call date as the expected maturity date for those asset instruments with call features. Weighted average rates are calculated using the sum of expected investment income or interest expense divided by the sum of the amortized cost of assets or the sum of the average debt outstanding at each respective period. For variable rate debt, expected interest cash flow is calculated using the December 31, 1999 weighted average interest rate without any adjustments for projected fluctuations in prime rate.




                                                         EXPECTED CASH FLOW
                                                           (in thousands)
                                  ------------------------------------------------------------------
                                  Fair     Total                                               There
Assets                            Value    Value    2000     2001    2002      2003    2004    after
------                            -----    -----    ----     ----    ----      ----    ----    -----
U.S. Treasury Notes
Interest rates
ranging from 4.63% to 6.75%      $3,224   $3,852    $476   $1,000    $507    $1,203    $666


Weighted average interest rate              4.9%    5.4%     5.1%    5.1%      4.5%    2.6%

Municipal Bonds with call
features, Interest rates
ranging from 5.4% to 12.6%        8,926   11,287   1,164      870   1,407     3,229   1,450     3,167

Weighted average interest rate              6.4%    6.9%     6.8%    6.3%      5.8%    6.6%      5.9%

Municipal Bonds
without call
features, Interest
rates ranging from
3.8% to 10.9%                    25,539   35,928   2,837    2,745   4,667     2,622   3,946    19,111

Weighted average interest rate              6.2%    6.1%     6.1%    6.1%      6.3%    6.4%      6.2%

Corporate Bonds,
Interest rates
ranging from 4.6% to 7.5%         3,615    4,190   1,350      897     638       536     769

Weighted average interest rate              5.2%    5.5%     5.8%    4.4%      5.8%    2.9%

Total Fixed Rate
Instruments                     $41,304  $55,257  $5,827   $5,512  $7,219    $7,590  $6,831   $22,278

Weighted average
interest rate                               6.1%    6.2%     6.2%    6.0%      6.1%    6.2%      6.2%


                                                         EXPECTED CASH FLOW
                                                           (in thousands)
                                  ------------------------------------------------------------------
                                  Fair     Total                                               There
Liabilities                       Value    Value    2000     2001    2002      2003    2004    after
-----------                       -----    -----    ----     ----    ----      ----    ----    -----
Debt - Fixed Rate
Interest rate of 7.8%            $3,631   $4,033  $1,623   $1,622    $788

Weighted average                            8.3%    8.4%     8.8%    6.0%
interest rate


Debt - Variable Rate
Interest rates
ranging from prime to             1,048    1,158     460      411     287
prime +1/2%

Weighted average                            7.6%    8.1%     7.7%    4.3%
interest rate


Total Debt                       $4,679   $5,191  $2,083   $2,033  $1,075

Weighted average
interest rate                               8.1%    8.3%     8.5%   5. 5%


Dividends

     On December 21, 1999 the Board of Directors declared a quarterly dividend of $.025 per share, payable January 20, 2000 to stockholders of record on December 31, 1999. The Company is largely dependent upon dividends from the Insurance Companies to pay dividends to the stockholders. The Company's Insurance Companies are subject to regulations that restrict their ability to pay dividends.

     Under Rhode Island Insurance Law, OLRI may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, OLRI is restricted (on the basis of the lesser of 10% of OLRI's statutory surplus at the end of the preceding twelve-month period or 100% of OLRI's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. Without special permission, at December 31, 1999, $3,110,000 was available for distribution.

     OLB is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 1999. At December 31, 1999, $414,000 was available for distribution from OLB and its subsidiary, Park Brokerage Ltd.

     The continued payment and the amount of any cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

Newly Adopted Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. This statement did not materially impact the Company's consolidated financial statements.

     In late 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk. This SOP effective for fiscal years beginning after June 15, 1999, provides guidance to both the insured and insurer on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This SOP did not materially impact the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after December 31,2000. Management believes that the statement will not have a material impact on the financial position of the Company.

Year 2000 Compliance

     Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "98" represents 1998). It was thought possible that such systems would not be able to accurately process data containing information relating to dates before, during or after the year 2000. It was thought possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 complaint" were unknown.

     Testing conducted by a team of informational technology personnel and operational line staff from January 1, 2000 through January 3, 2000 on its application operating software and hardware determined that the Company's Y2K remediation efforts had been successful. This has been confirmed by post January 3, 2000 normal operations being unimpeded by Y2K related issues.

     The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding, testing and software/hardware and equipment purchases was approximately $473,000 and has been reflected in the financial statements.

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine year 2000 exposure. The Insurance Companies primarily issued policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000 that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies did not issue exclusions on these policies. The Insurance Companies also issued a number of policies with greater limits of coverage, and included a year 2000 exclusion on such policies. The Company is aware that year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions.

Safe Harbor Disclosure

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This SEC Form 10-K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including storms and catastrophes), the legal environment, the uncertainties of the reserving process and the competitive environment in which the Company operates. The words "believe", "expect", "anticipate", "project", "plan", and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



Item 8. Financial Statements and Supplementary Data

     See page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference. If the definitive proxy statement is not filed within that time, the Company will file an amendment to the Form 10-K within that time frame.

Item 11. Executive Compensation

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference. If the definitive proxy statement is not filed within that time, the Company will file an amendment to the Form 10-K within that time frame.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference. If the definitive proxy statement is not filed within that time, the Company will file an amendment to the Form 10-K within that time frame.


Item 13. Certain Relationships and Related Transactions

     Reference is made to the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference. If the definitive proxy statement is not filed within that time, the Company will file an amendment to the Form 10-K within that time frame.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial statements and schedules.

     1.   Financial Statements:

               Report of Independent Accountants

               Consolidated Balance Sheets as of December 31, 1999 and 1998

               Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements


     2.   Financial Statement Schedules:

               Schedule II -- Condensed Financial Information of Registrant:

                    Balance Sheets as of December 31, 1999 and 1998

                    Statements of Income for the years ended December 31, 1999, 1998 and 1997

                    Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                    Notes to Condensed Financial Statements

               Schedule IV -- Reinsurance for the years ended December 31, 1999, 1998 and 1997

               Schedule VI -- Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 1999, 1998 and 1997

               The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule VI.

               The information required for Schedule V is not applicable.

     3.   Exhibits:

Exhibit
Number         Description
------         -----------

2 Acquisition Agreement, dated as of August 3, 1995, among Kaye Group Inc. (formerly known as Old Lyme Holding Corporation), Kaye International, L.P., certain individuals and Kaye Holding Corp.(a copy of which was filed with the Commission on March 31, 1995 (Registration No. 33-64664), and which is incorporated herein by this reference).

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

10.1 (i) Kaye Group Inc. Supplemental Stock Option Plan (a copy of which was filed with the Commissioner on March 31, 1997) (Registration No.33- 64664), as Exhibit 10.1(i) to the Company's Form 10-K, and which is incorporated herein by this reference).

10.1 (ii)      Kaye Group Inc. Restated Supplementa1 Stock Option Plan.

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

10.11 Loan Agreement among Summit Bank and Kaye Group Inc., dated June 24, 1998 (a copy of which was filed with the Commission on March 30, 1999, on Exhibit 10.11 to the Company's Form 10-K, and which is incorporated herein by reference).

10.11 (i)      First  Amendment  to Loan  Agreement  among  Summit Bank and Kaye
               Group Inc., dated July 31, 1999.

10.11 (ii)     Second  Amendment  to Loan  Agreement  among Summit Bank and Kaye
               Group Inc., dated November 1, 1999.

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

10.18 (i)      Amendment  of  Employment  Agreement  between Kaye Group Inc. and
               Michael Sabanos, dated as of March 18, 1998 (a copy of which was filed with the Commission on March 30, 1999, Registration no.
               33-64664), as Exhibit 10.18 (i) to the Company's Form 10-K, and which is incorporated herein by this reference.

10.19 Kaye Group Inc. Stock Performance Plan, dated as of October 2, 1997. (a copy of which was filed with the Commission on December 8, 1997, as Annex B to Schedule 14(a), Information to the Company's Proxy Statement, pursuant to Section 14(a), and which is incorporated herein by this reference).

10.20 Asset Purchase Agreement between Kaye Insurance Associates, Inc., Seaman, Ross & Weiner, Inc., AMSCO Coverage Corp. and D.S.I. Associates, Inc., dated as of January 1, 1999. (a copy of which was filed with the Commission on March 30, 1999, as Exhibit 10.22 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.21          1999 Equity Incentive Compensation Plan

10.22 Employment Agreement between Kaye Insurance Associates, Inc. and Robert Munao, dated as of May 25, 1999.

10.23 Employment Agreement between Program Brokerage Corporation and Marc Cohen, dated as of February 2, 1998.

10.23(i)       Addendum  to  Employment   Agreement  between  Program  Brokerage
               Corporation and Marc Cohen dated as of March 11, 1999.

11             Statement regarding computation of earnings per share.

27             Financial Data Schedule


(b)  Reports on Form 8-K

There were no reports on Form 8-K for the period October 1, 1999 to December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KAYE GROUP INC.

                                            By:/ s / Bruce D. Guthart
                                            -------------------------------
                                            Bruce D. Guthart,  Chairman

Dated: March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                           Date
---------                     -----                           ----

/ s / Bruce D. Guthart        Director,  Chairman,            March 28, 2000
-------------------------     President, and
Bruce D. Guthart              Chief Executive Officer
                              (Principal Executive Officer)


/ s / Howard Kaye             Director                        March 28, 2000
-------------------------
Howard Kaye


/ s / Michael P. Sabanos      Director, Executive Vice        March 28, 2000
-------------------------     President, Chief Financial
Michael P. Sabanos            Officer (Principal Financial
                              Officer and Accounting Officer)


/ s / Robert Barbanell        Director                        March 28, 2000
-------------------------
Robert Barbanell


/ s / Richard Butler          Director                        March 28, 2000
-------------------------
Richard Butler


/ s / David Ezekiel           Director                        March 28, 2000
-------------------------
David Ezekiel


/ s / Elliot Cooperstone      Director                        March 28, 2000
-------------------------
Elliot Cooperstone


/ s / Ned Sherwood            Director                        March 28, 2000
-------------------------
Ned Sherwood

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----

Index to Notes to Consolidated Financial Statements                       F-2

Report of Independent Accountants                                         F-3

Consolidated Balance Sheets as of December 31, 1999
   and 1998                                                               F-4

Consolidated Statements of Income for the years
   ended December 31, 1999, 1998 and 1997                                 F-6

Consolidated Statements of Cash Flows
   for the years ended December 31, 1999,  1998 and 1997                  F-8

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1999, 1998 and 1997                   F-9

Consolidated Statements of Comprehensive Income
   for the years ended December 31, 1999, 1998, and 1997                  F-9

Notes to Consolidated Financial Statements                                F-10

Financial Statement Schedules:

Schedule II - Condensed Financial Information of Registrant:
           Balance Sheets as of December 31, 1999 and 1998                F-37

           Statements of Income for the years ended
           December 31, 1999, 1998 and 1997                               F-38

           Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                               F-39

           Notes to Condensed Financial Statements                        F-40

Schedule IV - Reinsurance for the years ended
   December 31, 1999, 1998 and 1997                                       F-41

Schedule VI - Supplemental Information Concerning
   Property-Casualty Insurance Operations for the
   years ended December 31, 1999, 1998 and 1997                           F-42



The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule
VI. The information required for Schedule V is not applicable.

Index to Notes to Consolidated Financial Statements
---------------------------------------------------

Footnote   Description                                                    Page
--------   -----------                                                    ----

    1      Business                                                       F-10
    2      Organization                                                   F-12
    3      Significant Accounting Policies                                F-13
    4      Changes in Accounting Policies                                 F-18
    5      Acquisitions                                                   F-18
    6      Funds Held in Fiduciary Capacity                               F-20
    7      Investments                                                    F-20
    8      Notes Payable                                                  F-23
    9      Income Taxes                                                   F-24
   10      Lease Commitments and Rentals                                  F-26
   11      Pension and Retirement Plans                                   F-26
   12      Contingent Liabilities                                         F-26
   13      Reinsurance                                                    F-27
   14      Losses and Loss Expenses                                       F-28
   15      Statutory Financial Information and Dividend Restrictions      F-29
   16      Related Party Transactions                                     F-29
   17      Capital Structure                                              F-30
   18      Stock Performance and Stock Option Plans                       F-31
   19      Quarterly Financial Information (Unaudited)                    F-34
   20      Business Segments                                              F-35
   21      Supplemental Cash Flow Disclosures                             F-36

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kaye Group Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kaye Group Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 22, 2000

                                         KAYE GROUP INC.
                                   CONSOLIDATED BALANCE SHEETS
                          As of December 31, 1999 and December 31, 1998
                            (in thousands, except par value per share)



                                                                                           1999                1998
                                                                                        ---------           ---------
ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $25,610 and $33,218)                                              $  27,678           $  34,267
     Premiums and other receivables                                                        27,265              40,572
     Prepaid expenses and other assets                                                      1,717               1,895
                                                                                        ---------           ---------
     Total  current assets                                                                 56,660              76,734

Fixed assets (net of accumulated depreciation of $6,922 and $5,662)                         3,770               3,683
Intangible assets (net of accumulated amortization of $3,845 and $2,575)                   10,228               6,795
Other assets                                                                                  195                 205
                                                                                        ---------           ---------
     Total assets - insurance brokerage companies                                          70,853              87,417
                                                                                        ---------           ---------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 1999,
         $42,273; 1998, $42,980)                                                           41,304              43,597
     Equity securities, at market value
         (cost:1999, $3,873; 1998, $696)                                                    4,496                 782
     Short term investments, at cost, which approximates market value                       5,500               2,950
                                                                                        ---------           ---------
     Total investments                                                                     51,300              47,329

Cash and cash equivalents                                                                   8,827              10,806
Accrued interest and dividends                                                                873                 961
Premiums receivable                                                                         2,333               2,644
Reinsurance recoverable on paid and unpaid losses                                           2,747               3,220
Prepaid reinsurance premiums                                                                  488                 162
Deferred acquisition costs                                                                  4,313               3,921
Deferred income taxes                                                                       1,236                 586
Other assets                                                                                4,520               2,304
                                                                                        ---------           ---------
     Total assets - property and casualty companies                                        76,637              71,933
                                                                                        ---------           ---------

CORPORATE:
Cash and cash equivalents                                                                   1,233                 370
Prepaid expenses and other assets                                                             153                 248
Investments:
     Equity securities, at market value
     (cost:1999, $243, and 1998, $497)                                                        243                 615
Deferred income taxes                                                                          93
                                                                                        ---------           ---------
     Total assets - corporate                                                               1,722               1,233
                                                                                        ---------           ---------

     Total assets                                                                       $ 149,212           $ 160,583
                                                                                        =========           =========


See notes to consolidated financial statements

                                         KAYE GROUP INC.
                                   CONSOLIDATED BALANCE SHEETS
                          As of December 31, 1999 and December 31, 1998
                            (in thousands, except par value per share)



                                                                                           1999                1998
                                                                                        ---------           ---------
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable and unearned commissions                                          $  42,161           $  59,472
     Accounts payable and accrued liabilities                                               8,103               9,045
     Notes payable                                                                            527                 718
                                                                                        ---------           ---------
     Total current liabilities                                                             50,791              69,235
Notes payable                                                                                 841               1,369
Deferred income taxes                                                                         491                 162
Other liabilities                                                                                               1,005
                                                                                        ---------           ---------
     Total liabilities-insurance brokerage companies                                       52,123              71,771
                                                                                        ---------           ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                                       23,969              21,567
     Unearned premium reserves                                                             13,694              12,327
     Accounts payable and accrued liabilities                                               7,953               7,451
     Other liabilities                                                                        245                 143
                                                                                        ---------           ---------
     Total liabilities - property and casualty companies                                   45,861              41,488
                                                                                        ---------           ---------

CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                                                 300                 511
     Loan payable                                                                           1,241               1,153
     Deferred income taxes                                                                                         20
     Income taxes payable                                                                     366                 568
                                                                                        ---------           ---------
     Total current liabilities                                                              1,907               2,252
Loan payable-long-term                                                                      2,070               3,303
                                                                                        ---------           ---------
     Total liabilities-corporate                                                            3,977               5,555
                                                                                        ---------           ---------

     Total liabilities                                                                    101,961             118,814
                                                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (1999, 8,458; 1998, 8,474)                             85                  85
     Paid - in capital                                                                     18,019              17,942
     Accumulated other comprehensive income, net of deferred
          income tax (benefit) liability  (1999, ($118); 1998, $280)                         (228)                541
     Unearned stock grant compensation                                                       (254)
     Retained earnings                                                                     29,858              23,201
     Common stock in Treasury, 28 shares at cost in 1999                                     (229)
                                                                                        ---------           ---------

     Total stockholders' equity                                                            47,251              41,769
                                                                                        ---------           ---------

     Total liabilities and stockholders' equity                                         $ 149,212           $ 160,583
                                                                                        =========           =========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)



                                                                                         1999              1998              1997
                                                                                       --------          --------          --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                                        $ 37,379          $ 35,356          $ 32,217
     Investment income                                                                    1,374             1,846             1,565
                                                                                       --------          --------          --------

     Total revenues                                                                      38,753            37,202            33,782
                                                                                       --------          --------          --------
Expenses:
     Salaries and benefits                                                               22,346            21,323            18,905
     Amortization of intangibles                                                          1,095               679               507
     Other operating expenses                                                            12,215            13,446            13,203
                                                                                       --------          --------          --------

     Total operating expenses                                                            35,656            35,448            32,615
                                                                                       --------          --------          --------

     Interest expense                                                                       775                49               400
                                                                                       --------          --------          --------

     Income before income taxes-insurance brokerage companies                             2,322             1,705               767
                                                                                       --------          --------          --------
PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                                27,821            24,538            22,270
     Change in unearned premiums                                                         (1,041)              151               577
                                                                                       --------          --------          --------

     Net premiums earned                                                                 26,780            24,689            22,847
     Net investment income                                                                2,949             2,920             2,692
     Net realized (loss) gain on investments                                                (16)               85                21
     Other income                                                                            72               146               245
                                                                                       --------          --------          --------

     Total revenues                                                                      29,785            27,840            25,805
                                                                                       --------          --------          --------
Expenses:
     Losses and loss expenses                                                             9,754             8,496             8,716
     Acquisition costs and general and administrative expenses                           11,205             9,707             9,370
                                                                                       --------          --------          --------

     Total expenses                                                                      20,959            18,203            18,086
                                                                                       --------          --------          --------

     Income before income taxes-property and casualty companies                           8,826             9,637             7,719
                                                                                       --------          --------          --------
CORPORATE
Revenues:
     Net investment income (loss)                                                           206               (31)               55

Expenses:
     Other operating expenses                                                               309               314               438

     Interest expense                                                                       316               443               548
                                                                                       --------          --------          --------

     Net expenses before income taxes-corporate                                            (419)             (788)             (931)
                                                                                       --------          --------          --------


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)



                                                                         1999              1998              1997
                                                                       --------          --------          --------
Income before income taxes and minority interest                       $ 10,729          $ 10,554          $  7,555
                                                                       --------          --------          --------
Provision (benefit) for income taxes

     Current                                                              3,261             3,422             1,921
     Deferred                                                               (36)             (150)              346
                                                                       --------          --------          --------

     Total provision for income taxes                                     3,225             3,272             2,267
                                                                       --------          --------          --------

Income before minority interest                                           7,504             7,282             5,288

Minority interest                                                                                               931
                                                                       --------          --------          --------

Net income                                                             $  7,504          $  7,282          $  4,357
                                                                       ========          ========          ========
EARNINGS PER SHARE

     Basic                                                             $   0.89          $   0.86          $   0.62
                                                                       ========          ========          ========

     Diluted                                                           $   0.87          $   0.85          $   0.62
                                                                       ========          ========          ========

Weighted average of shares outstanding - basic                            8,460             8,474             7,024
                                                                       ========          ========          ========

Weighted average shares outstanding and
share equivalents outstanding - diluted                                   8,630             8,593             7,083
                                                                       ========          ========          ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended ended December 31, 1999, 1998 and 1997
                                 (in thousands)




                                                                                       1999               1998               1997
                                                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  7,504           $  7,282           $  4,357
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Deferred acquisition costs                                                          (392)                18                134
     Amortization of bond premium - net                                                   695                599                650
     Deferred income taxes                                                                (36)              (150)               346
     Net realized loss (gains) on investments                                             290                (85)               (21)
     Depreciation and amortization expense                                              2,381              1,813              1,667
     Minority interest                                                                                                          931
     Change in assets and liabilities:
        Accrued interest and dividends                                                     88                (79)                87
        Premiums and other receivables                                                 14,071             (8,125)            23,011
        Prepaid expenses and other assets                                              (2,263)            (1,253)            (1,785)
        Premiums payable and unearned commissions                                     (17,235)            18,371            (21,870)
        Accounts payable and accrued liabilities                                         (311)             2,055              5,116
        Unpaid losses and loss expenses                                                 2,402              2,441              3,899
        Unearned premium reserves                                                       1,367               (251)              (598)
        Income taxes payable                                                             (202)               552                (79)
                                                                                     --------           --------           --------

        Net cash provided by operating activities                                       8,359             23,188             15,845
                                                                                     --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments available - for - sale :
   Purchase of fixed maturities                                                       (11,560)           (15,012)           (11,907)
   Purchase of equity securities                                                       (4,049)              (200)              (500)
   Purchase of short term investments                                                  (2,550)                               (2,094)
   Maturities of fixed securities                                                       5,474              4,861              4,487
   Sales of fixed securities                                                            6,094              8,158              5,297
   Sales of of short term investments                                                                        480
   Sales of equity securities                                                             832                425              1,100
Purchase of fixed assets                                                               (1,347)            (2,089)            (1,481)
Acquisition payments                                                                   (5,203)            (1,239)              (777)
Funds held under deposit contracts:
   Purchase of fixed maturities                                                                                                (976)
   Sales of short term investments                                                                           173              2,344
   Sales of fixed maturities                                                                                                  1,851
   Maturities of fixed maturities                                                                                               452
                                                                                     --------           --------           --------

        Net cash used in investing activities                                         (12,309)            (4,443)            (2,204)
                                                                                     --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition debt-repayment                                                               (375)              (657)
Notes and loan payable-repayment                                                       (1,489)            (7,981)            (6,757)
Proceeds from issuance of common stock                                                     35
Acquisition of treasury stock                                                          (1,079)
Payment of dividends                                                                     (847)              (849)              (702)
Proceeds from borrowings                                                                                   5,000                642
Payment of dividends to minority stockholders                                                               (150)
Payments under deposit contracts                                                                            (122)            (3,326)
                                                                                     --------           --------           --------

        Net cash used in financing activities                                          (3,755)            (4,609)           (10,293)
                                                                                     --------           --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (7,705)            14,136              3,348
Cash and cash equivalents at beginning of period                                       45,443             31,307             27,959
                                                                                     --------           --------           --------

Cash and cash equivalents at end of period                                           $ 37,738           $ 45,443           $ 31,307
                                                                                     ========           ========           ========


See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)



                                                                           Common Stock
                                                                     ------------------------        Common          Unearned
                                                                     Outstanding         Par          Stock         Stock Grant
                                                                        Shares          Value      in Treasury     Compensation
                                                                     -----------        -----      -----------     ------------
Balance, January 1, 1997                                                  7,020             $70

Change in unrealized appreciation, net of deferred
    income tax of ($174)
Net income
Dividends declared (per share-$0.10)
Shares issued to purchase minority interest, net of
   deferred income tax of ($34)                                           1,454              15
                                                                        -------           -----         -------           -------
Balance, December 31, 1997                                                8,474              85

Change in unrealized appreciation, net of deferred
    income tax of ($88)
Net income
Dividends declared (per share-$0.10)
                                                                        -------           -----         -------           -------
Balance, December 31, 1998                                                8,474              85

Change in unrealized depreciation, net of deferred
    income tax of $398
Shares issued - employee stock option plan                                    7
Shares issued - stock performance plan                                        5                                              (264)
Amortization of unearned restricted stock                                                                                      10
Net income
Dividends declared (per share-$0.10)
Acquisition of treasury stock net of reissuances                            (28)                           (229)
                                                                        -------           -----         -------           -------
Balance, December 31, 1999                                                8,458             $85           ($229)            ($254)
                                                                        =======           =====         =======           =======




                                                                                     Accumulated
                                                                                        Other                            Total
                                                                        Paid-In     Comprehensive     Retained        Stockholders'
                                                                        Capital         Income        Earnings           Equity
                                                                        -------     -------------     --------        ------------
Balance, January 1, 1997                                                 $7,776            ($31)        $17,169           $24,984

Change in unrealized appreciation, net of deferred
    income tax of ($174)                                                                    338                               338
Net income                                                                                                4,357             4,357
Dividends declared (per share-$0.10)                                                                       (702)             (702)
Shares issued to purchase minority interest, net of
   deferred income tax of ($34)                                          10,166              66          (4,056)            6,191
                                                                        -------           -----         -------           -------

Balance, December 31, 1997                                               17,942             373          16,768            35,168

Change in unrealized appreciation, net of deferred
    income tax of ($88)                                                                     168                               168
Net income                                                                                                7,282             7,282
Dividends declared (per share-$0.10)                                                                       (849)             (849)
                                                                        -------           -----         -------           -------

Balance, December 31, 1998                                               17,942             541          23,201            41,769

Change in unrealized depreciation, net of deferred
    income tax of $398                                                                     (769)                             (769)
Shares issued - employee stock option plan                                   35                                                35
Shares issued - stock performance plan                                       42                                              (222)
Amortization of unearned restricted stock                                                                                      10
Net income                                                                                                7,504             7,504
Dividends declared (per share-$0.10)                                                                       (847)             (847)
Acquisition of treasury stock net of reissuances                                                                             (229)
                                                                        -------           -----         -------           -------

Balance, December 31, 1999                                              $18,019           ($228)        $29,858           $47,251
                                                                        =======           =====         =======           =======




                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                                          1999            1998         1997
                                                                                         ------          ------       ------
NET INCOME                                                                               $7,504          $7,282       $4,357

Other comprehensive income:

      Unrealized (depreciation) appreciation of
      investments available -for-sale, net of
      deferred income tax (benefit) liability
      (1999, ($482); 1998, $116; 1997, $214)                                               (932)            221          417

      Less: reclassification adjustment for loss
      (gains) included in net income, net of
      deferred income tax (benefit) liability
      (1999, ($84); 1998, $28; 1997, $6)                                                    163             (53)         (13)
                                                                                         ------          ------       ------

      Total other comprehensive income                                                     (769)            168          404
                                                                                         ------          ------       ------

COMPREHENSIVE INCOME                                                                     $6,735          $7,450       $4,761
                                                                                         ======          ======       ======




See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1999, 1998 and 1997

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

During 1999, the Retail Brokerage Business serviced approximately 17,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees in connection with consulting services relating to the marketing of insurance.

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

Approximately 69% of PBC's premium volume is generated by approximately 600 unrelated retail insurance agents and brokers serving approximately 8,000 insureds during 1999. The remaining 31% is derived from the Retail Brokerage Business. Approximately 41% of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

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

The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Its exposure to individual insureds on individual losses is thereby generally limited to between $10,000 and $25,000 per claim, depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. OLRI also issues policies on a selected basis with limits up to $25,000,000 , retaining up to the first $50,000 of exposure and reinsuring the remaining limits with unaffiliated reinsurers, rated A or better by A.M. Best Company ("A.M. Best"), a major rating agency.

The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. CAC also provides claims administration service to certain of the unaffiliated Program insurers for a fee.

2) Organization

In 1994 the Retail Brokerage Business completed the integration of its 1992 acquisition of Amalgamated Programs Corporation and related entities ("Amalgamated") and continued to downsize to adjust to the continuing "soft market" in property and casualty premium rates. At the time, the officers of the general partners of Kaye International L.P. ("KILP") (which included members of Old Lyme Holding Corporation's ("Holding") Board of Directors) concluded that the combination of Holding and the Retail Brokerage Business would be advantageous for both OLRI and KILP. This conclusion was based on three factors:
(a) improved operating results derived from the Amalgamated integration and "soft market" downsizing, (b) the improved outlook for the Retail Brokerage Business and (c) the fact that the Retail Brokerage Business accounted for approximately half of the PBC's premium volume.

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

     4. KHC contributed its interests in the Retail Partnerships to the Retail Brokerage Companies thereby causing the dissolution of the Retail Partnerships. As a result, the Retail Brokerage Companies, as a group, owned all of the assets and were subject to all of the liabilities, of the Retail Brokerage Business.

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

3) Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Balance Sheets, Statements of Income, Cash Flows, Stockholders' Equity and Comprehensive Income (the "financial statements") have been prepared in accordance with generally accepted accounting principles ("GAAP") and predominant industry practice.

The Consolidated Balance Sheets are presented on a segmented basis with intercompany balances eliminated.

The Statements of Income are segmented and present the consolidated results of the Insurance Brokerage Companies segment, the Property and Casualty Companies segment and the Corporate segment. Intersegment transactions have not been eliminated. However, transactions within each segment are eliminated. For details on segment activity refer to Note 20.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year information has been reclassified to conform with the 1999 presentation.

(b) Segment Reporting

The accompanying consolidated financial statements have been prepared on a segmented basis. See Note 1 for segments and their respective operations. Income before income taxes of the two operating segments includes expenses incurred by Corporate on behalf of the segments, which are allocated to operations of the segments. The allocation is based upon total revenues of each segment except for the allocation of the incentive bonus which is allocated based on the percentage of profits contributed to the Company. Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are principally cash and cash equivalents and an investment in an equity security.

(c) Commission Income

Commission income together with the related accounts receivable from clients and premiums payable to insurance carriers, is recorded principally as of the billing date. Commission income related to installment billing arrangements is recorded at the date of the initial billing. Contingent commissions and commissions on premiums billed directly by insurance carriers are recorded when collected or known. Commission adjustments (including cancellations) are recorded when they occur.

Unearned commissions represent commission income that is earned in installments on multiyear policies.

(d) Fixed Assets

Furniture, equipment, computer hardware and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method. Fixed assets are depreciated over periods ranging from three to seven years, and leasehold improvements are amortized over the remaining terms of the leases which expire through 2002.

(e) Intangible Assets

Acquired expiration lists, covenants not to complete and goodwill are carried at cost, less accumulated amortization which is computed using the straight-line method over the estimated useful life of the asset not to exceed twenty years.

(f) Investments

Fixed maturity securities, and equity securities, which include common and preferred stocks held by the Property and Casualty Companies, are stated at fair value as they are considered available for sale. The difference between the cost and fair value of fixed maturity and equity securities is reflected as unrealized appreciation or depreciation, net of applicable deferred income taxes, as a separate component of stockholders' equity. Realized gains or losses from the sale of investments are determined on the basis of specific identification and are reflected as a component of revenues. Investment income is recognized when earned.

The fair value of fixed maturities and equity securities is based on the closing price of the investments on December 31.

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

Investments in equity securities in which the Company does not exert significant influence and there is no readily determinable fair value are carried at the lower of cost or market.

(g) Insurance Premiums Earned

Insurance premiums are recognized as revenues ratably over the terms of the related policies in force. Unearned premiums are established to cover the unexpired portion of premiums written and are calculated using the daily pro rata method. Premiums earned are net of reinsurance ceded.

(h) Deferred Acquisition Costs

Deferred acquisition costs include commissions incurred by the Insurance Companies that vary and are attributed to new and renewal insurance policies or contracts. These costs are deferred and amortized over the applicable premium recognition period, generally one year. These deferred costs have been limited to the amount expected to be recovered from future earned premiums. Acquisition costs of $8,292,000, $7,630,000 and $7,269,000 were amortized to expense in 1999, 1998 and 1997, respectively.

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

The Company has received claims related to lead paint exposures it insures under various residential real estate programs. There are uncertainties in estimating the amount of reserves due to factors including: difficulty in properly allocating responsibility and/or liability for the lead paint exposure; changes in the underlying laws and the judicial interpretation of those laws; and
questions regarding the interpretation and application of insurance and reinsurance coverage. The Company has reserves established for these claims on a case basis and an incurred but not reported basis. The reserves provided were established based on Management's best estimate of ultimate liabilities. However, due to the nature of the exposures such reserves cannot be, and are not established using standard actuarial techniques.

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

(k) Income Taxes

The Company recognizes deferred tax assets or liabilities for temporary differences between the financial reporting and tax basis of assets and liabilities based on enacted tax rates. The principal temporary differences relate to deferred acquisition costs, unearned premiums, discount for tax purposes of the unpaid losses and loss expense reserves, amortization of expiration lists, accrual adjustment for commission income and unrealized gains or losses on investments (see Note 9).

(l) Cash and Cash Equivalents

Cash and cash equivalents include money market funds and certificates of deposit, including funds held in a fiduciary capacity for the Insurance Brokerage Companies, with a maturity of three months or less. The Company maintains cash with banks in excess of federally insured limits and is exposed to the credit risk from this concentration of cash.

(m) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of all potentially dilutive securities. Earnings per common share has been compiled below (in thousands, except per share amounts):


                                                   1999       1998       1997
                                                   ----       ----       ----

Net income (numerator)                            $7,504     $7,282     $4,357
                                                  ------     ------     ------

Weighted average common shares and effect of dilutive shares used in the computation of earnings per share:

  Average shares outstanding-basic                 8,460      8,474      7,024
  Effect of dilutive shares                          170        119         59
                                                  ------     ------     ------
  Average shares outstanding - diluted
  (denominator)                                    8,630      8,593      7,083
                                                  ------     ------     ------
Earnings per common share:
  Basic                                            $0.89      $0.86      $0.62
  Diluted                                          $0.87      $0.85      $0.62

A warrant that expired in February 1998, (relating only to 1997) and options to purchase 219,250, 161,450 and 284,000, common shares at prices from $7.88 to $11.63, $7.06 to $11.63, and $7.06 to $11.63 per share were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of earnings per diluted share for the respective years, because their exercise price was greater than the average market price of the common shares. The options, which expire through November 1, 2000, December 10, 2008 and December 31, 2007 respectively, were still outstanding at the end of 1999.

(n) Capitalized Software Policy

Capitalized computer software costs (included in fixed assets on the Consolidated Balance Sheets) consist of costs to purchase and develop software. All capitalized software costs are amortized on a straight line method over a period of five years. Amortization expense charged to operations was $425,265 in 1999, $199,272 in 1998 and $81,061 in 1997.

(o) Accounting Policy for Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has even recognized for its Stock Option Plan as the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense has been recognized for the Stock Performance Plan based on the market price at the date of the award.

(p) Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivable and premiums payable and long-term debt approximate those assets and liabilities fair values.

4) Changes in Accounting Policies

(a) Newly Adopted Accounting Standards

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. This statement did not materially impact the Company's consolidated financial statements.

In late 1998, the AICPA issued SOP 98-7. Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk. This SOP effective for fiscal years beginning after June 15, 1999, provides guidance to both the insured and insurer on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This SOP did not materially impact the Company's consolidated financial statements.

(b) Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after December 31, 2000. Management believes that the statement will not have a material impact on the financial position of the Company.

5) Acquisitions

Effective January 1, 1999, the Company, through one of its insurance brokerage subsidiaries, Kaye Insurance Associates, Inc. ("KIA"), purchased the assets, including customer lists, and certain liabilities of Woodbury, N.Y. - based broker Seaman, Ross & Wiener, Inc. ("SRW") and related entities for an initial purchase price of $2,422,000 in cash and $500,000 in stock of the Company. Additional payments of $1,972,000 in cash and $125,000 in stock of the Company have been made through December 31, 1999. The total purchase price is contingent on future billings related to the acquired customer lists and will increase significantly from the initial purchase price. This acquisition is being accounted for using the purchase method of accounting. Accordingly, intangible assets (including customer lists) of approximately $5,019,000, resulting from the allocation of the preliminary purchase price and payments made through December 31, 1999, are being amortized by using the straight-line method over a period of not more than fifteen years.

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

                                                    Unaudited
                                        (in thousands except per share amounts)

                                                1999           1998
                                                ----           ----

Pro forma revenues -
  Insurance Brokerage Companies               $38,753        $40,568

Pro forma net income                           $7,504        $ 7,647

Pro forma earnings per share - basic            $0.89        $  0.90

Pro forma earnings per share- diluted           $0.87        $  0.89

During 1998, the Company acquired certain assets and liabilities of Florida Insurance Associates, Inc. ("FIA"), Daniel V. Keane Agency, Inc. ("DVK"), and Laub Group of Florida, Inc. ("LGF") for cash of $275,000, $1,077,000, and $201,000, respectively, paid through December 31, 1999 and estimated amounts payable in future periods of $1,031,000 (DVK). The total acquired intangible assets (including expiration lists) were $275,000, $2,108,000, and $201,000 for FIA, DVK, and LGF, respectively. These acquisitions were accounted for under the purchase method. During the first quarter of 2000, the Brokerage Operations sold the operations of LGF at no gain or loss. The Company is finalizing the sale of FIA.

During 1997, the Company acquired certain assets and liabilities of Western Insurance Associates, Inc. ("WIA") for cash of $2,350,000 paid through December 31, 1999 and amounts contingently payable in future periods of $547,000. The amounts payable are the Company's estimate of the costs it will incur. The total acquired expiration list was 2,897,000 at December 31, 1999 and 1998. This acquisition was accounted for as a purchase.

6) Funds Held in Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers are approximately $25,610,000 and $33,218,000 at December 31, 1999 and 1998, respectively, some of which are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents or short term investments. The offsetting obligation is recorded in premiums payable.

7) Investments

Net investment income for the years ended December 31, 1999, 1998 and 1997 is derived from the following sources (in thousands):

                                    1999              1998             1997
                                   ------            ------           ------
Insurance Brokerage Companies
Short term investments             $1,374            $1,846           $1,565
                                   ------            ------           ------

Property and Casualty Companies
Fixed maturities                    2,176             2,031            2,083
Equity securities                      45                67              119
Short term investments                532               791              382
Other                                 259                98              143
                                   ------            ------           ------
Total investment income             3,012             2,987            2,727
Investment expenses                   (63)              (67)             (35)
                                   ------            ------           ------
                                    2,949             2,920            2,692
                                   ------            ------           ------
Corporate
Short term investments                206               (31)              55
                                   ------            ------           ------

Net investment income              $4,529            $4,735           $4,312
                                   ======            ======           ======

Net realized gains or losses and the change in unrealized appreciation (depreciation) on investments for the years ended December 31, 1999, 1998 and 1997 are summarized below (in thousands):

                                                 1999        1998       1997
                                               -------     -------    -------
Net realized gains (losses):
   Fixed maturities:
         Gross realized gains                      $37          $85        $26
         Gross realized losses                     (13)                     (5)

    Equity securities:
         Gross realized gains                        4
         Gross realized losses                     (44)
                                               -------         ----       ----
Net realized gain (loss) on investments           $(16)         $85        $21
                                               -------         ----       ----

Change in unrealized
appreciation (depreciation):
   Fixed maturities                            $(1,586)        $ 47       $636
   Equity securities                               419          209        (14)
                                               -------         ----       ----
   Net change in unrealized appreciation
   (depreciation)                              $(1,167)        $256       $622
                                               =======         ====       ====

The composition, cost (amortized cost for fixed maturities) and estimated market values of the Company's investments at December 31, 1999 and 1998 are presented below.


                                                                           Aggregate
                                              Gross Unrealized Holding        Fair
                                      Cost      Gains        Losses          Value
                                    -------    -------       -------        -------
                                                    (in thousands)
1999
Investments available for sale:
      Fixed Maturities:
           U.S. Government (a)      $ 3,351    $     6       $  (132)       $ 3,225
           States (b)                35,247         53          (836)        34,464
           Corporate                  3,675          7           (67)         3,615
                                    -------    -------       -------        -------

      Total fixed maturities        $42,273    $    66       $(1,035)       $41,304
                                    -------    -------       -------        -------

      Equity Securities:
           Common Stock             $ 4,066        838       $  (215)       $ 4,689
           Preferred Stock               50                                      50
                                    -------    -------       -------        -------

      Total equity securities       $ 4,116    $   838       $  (215)       $ 4,739
                                    =======    =======       =======        =======


                                                                           Aggregate
                                              Gross Unrealized Holding        Fair
                                      Cost      Gains        Losses          Value
                                    -------    -------       -------        -------
                                                    (in thousands)
1998
Investments available for sale:
      Fixed Maturities:
           U.S. Government (a)      $ 2,144    $    18                      $ 2,162
           States (b)                36,144        643       $   (75)        36,712
           Corporate                  4,692         42           (11)         4,723
                                    -------    -------       -------        -------

      Total fixed maturities        $42,980    $   703       $   (86)       $43,597
                                    -------    -------       -------        -------

      Equity Securities:
           Common Stock             $   643    $   204                      $   847
           Preferred Stock              500                                     500
                                    -------    -------                      -------

      Total equity securities       $ 1,143    $   204                      $ 1,347
                                    =======    =======                      =======


(a)  Includes U.S. Government agencies and authorities

(b)  Includes municipalities and subdivisions


The amortized cost and estimated market value of fixed maturities at December 31, 1999, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                  Investments Available
                                                         for Sale
                                                 ------------------------
                                                      (in thousands)
                                                 Amortized      Aggregate
                                                    Cost       Fair Value
                                                 ---------     ----------

Due in one year or less                           $ 3,231       $ 3,218

Due after one year through five years              19,687        19,414

Due after five years through ten years             15,171        14,654

Due after ten years                                 4,184         4,018
                                                  -------       -------

Total                                             $42,273       $41,304
                                                  =======       =======

Fixed maturities and cash carried at market value of $3,422,000 and $3,560,000, in 1999 and 1998, respectively, were on deposit for governmental authorities, as required by law. Fixed maturities and cash equivalents carried at market value of $22,270,000 and $13,747,000 in 1999 and 1998, respectively, have been deposited in trust funds or pledged to collateralize the obligations of OLB and OLRI to ceding companies under reinsurance agreements.

The Company's short term investment of cash is maintained principally with seven banks and two institutional money market funds. To control this risk, the Company utilizes only high credit quality financial institutions. Additionally, under the insurance laws of the State of Rhode Island, where OLRI is domiciled, insurers and reinsurers are restricted as to the types of investments they may purchase and the concentration of risk they may accept in any one issuer or group of issuers. The Company complies with such laws which insure that the concentration of risk in its investment portfolio is at an acceptable and authorized level.

8) Notes Payable

Notes payable consist of the following in thousands at December 31,:

                                                                  1999     1998
                                                                 ------   ------
Insurance Brokerage:
Note payable, due through 7/1/2002, interest
    at prime                                                     $1,031   $1,406
Finance company note, due through 2000, interest at
    prime rate plus 1/2%                                             17       86
Finance company note, due through 2002, interest at 7.75%           320      445
Capital lease due through 8/30/99, interest at 7.375%                --      150
                                                                 ------   ------
                                                                  1,368    2,087
Less current portion                                                527      718
                                                                 ------   ------
Notes payable - long term                                        $  841   $1,369
                                                                 ------   ------

Corporate:
Term loan, due through 2002, interest at 7.8%                    $3,311   $4,456
Less current portion                                              1,241    1,153
                                                                 ------   ------
Notes payable- long term                                         $2,070   $3,303
                                                                 ======   ======

The note payable, due through July 1, 2002, represents debt incurred related to the DVK acquisition.

The Term Loan due through 2002 is secured by the stock of the Property and Casualty Companies. Certain covenants exist on this loan, the most significant being the requirement to maintain a minimum GAAP net worth, minimum statutory surplus in the insurance companies, a fixed ratio of net premiums to surplus and a minimum debt service coverage. At December 31, 1999, the Company was in compliance with the convenants under the loan agreement.

In addition, the Company has available a $4,500,000 revolving line of credit through 2001 at a rate of LIBOR plus 175 basis points or the banks' base rate. The line is also secured by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. At December 31, 1999, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of .05% on the unused balance.

The aggregate maturities of all notes payable by year are as follows (in thousands):

       2000    ..........................     $1,768
       2001    ..........................      1,864
       2002    ..........................      1,047
       Thereafter     ...................          0

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the notes payable at December 31, 1999 and 1998 approximates their carrying value.

Interest expense in the accompanying consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 was $1,091,000, $492,000, and
$948,000, respectively.

9) Income Taxes

The Company's effective income tax rate for the years ended December 31, 1999, 1998 and 1997 differs from the statutory rate on ordinary income before income taxes as follows (in thousands, except percentages):


                                                                    1999                      1998                      1997
                                                             ------------------        ------------------        ------------------
                                                                    % of                      % of                      % of
                                                                   Pretax                    Pretax                    Pretax
                                                             Amount      Income        Amount      Income        Amount      Income
                                                             ------      ------        ------      ------        ------      ------
Income taxes computed at the  statutory rate                $ 3,648       34.0%       $ 3,588       34.0%       $ 2,569       34.0%

Increase (decrease) in taxes resulting from:

Tax-exempt investment income                                   (507)      (4.7)          (456)      (4.3)          (516)      (6.8)

State and local income taxes and other                           84        0.8            140        1.3            214        2.8
                                                            -------       ----        -------       ----        -------       ----

Provision for income taxes                                  $ 3,225       30.1%       $ 3,272       31.0%       $ 2,267       30.0%
                                                            =======       ====        =======       ====        =======       ====



The source of the significant temporary differences and the related deferred tax effects are as follows:

                                                   1999        1998        1997
                                                  -----       -----       -----
                                                         (in thousands)
Expiration lists                                  $ 395       $ 394       $ 394
Deferred acquisition costs                          133          (6)        (46)
Accrual adjustment                                   60         (85)        (59)
Unearned premium reserves                           (71)         10          40
Other                                              (200)       (217)         47
Loss reserve discount                              (353)       (246)        (30)
                                                  -----       -----       -----
Deferred tax (benefit) expense                    $ (36)      $(150)      $ 346
                                                  =====       =====       =====

The components of the net deferred tax assets and liabilities, in the accompanying consolidated balance sheets at December 31, 1999 and 1998, are as follows:

                                                   1999             1998
                                                   ----             ----
                                                       (in thousands)
Deferred tax assets:
           Loss and loss expense reserves        $1,649           $1,296
           Unearned premium reserves                898              827
           Other                                    525              325
           Expiration lists                         152              547
           Unrealized losses on investments         118
                                                 ------           ------
           Total deferred tax asset               3,342            2,995
                                                 ------           ------

Deferred tax liabilities:
           Deferred acquisition costs             1,466            1,333
           Other accrual adjustments              1,038              978
           Unrealized gains on investments                           280
                                                 ------           ------
           Total deferred tax liability           2,504            2,591
                                                 ------           ------
Net deferred tax asset                           $  838           $  404
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

The Company and its wholly owned domestic subsidiaries are party to a Tax Allocation Agreement (the "Agreement"). The Agreement requires these companies to file a U.S. consolidated income tax return. The Agreement provides that each member of the group will compute its separate tax liability or benefit on a separate return basis and pay or receive such amounts to or from the Company.

10) Lease Commitments and Rentals

Minimum annual rental commitments under various non-cancelable operating leases for office space and equipment are as follows (in thousands):


                      Years Ending December 31,

            2000  .............................  $2,856
            2001  .............................   2,475
            2002  .............................     486
            2003  .............................      43
            Thereafter  .......................       1
                                                 ------
                                                  5,861
     Sub-lease rental income...................     (91)
                                                 ------
     Net rental commitments..................    $5,770
                                                 ======


Leases for office space include various escalation clauses, none of which individually or in the aggregate are material. Escalation clauses are accounted for on a straight-line basis over the remaining life of the lease. The leases also contain provisions for the payment of certain operating expenses and real estate taxes.

Rent expense for the years ended December 31, 1999,  1998 and 1997,  amounted to
approximately  $3,242,000  $2,928,000  and  $2,992,000,   respectively,  net  of
sublease rental income of $48,000, $48,000 and $128,000, respectively.

11) Pension and Retirement Plans

Substantially all officers and employees of the Company are entitled to participate in a qualified retirement savings plan (defined contribution plan) and prior to 1995 were entitled to participate in a defined benefit pension plan. The cost to the Company to participate in these plans included in the accompanying consolidated statements of income was approximately $406,000, $255,000 and $385,000 for 1999, 1998 and 1997, respectively.

12) Contingent Liabilities

In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. Subject to specified limits, the stockholders of predecessors to the Retail Brokerage Business are responsible for any costs arising from those claims which were asserted prior to November 1, 1991, the date on which KILP was formed. In the opinion of management, the ultimate resolution of all asserted and potential claims both prior and subsequent to the formation of KILP, will not have a material effect on the consolidated financial position and results of operations of the Company.

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

13)  Reinsurance

The components of net written and net earned insurance premiums were as follows for the years ended December 31, 1999, 1998 and 1997:

                                         1999            1998            1997
                                       --------        --------        --------
Written premiums:
Direct                                 $ 12,120        $ 11,586        $ 11,106
Assumed                                  16,668          13,207          11,700
Ceded                                      (967)           (255)           (536)
                                       --------        --------        --------

Net written premiums                   $ 27,821        $ 24,538        $ 22,270
                                       --------        --------        --------

Earned premiums
Direct                                 $ 11,576        $ 11,652        $ 11,496
Assumed                                  15,846          13,392          11,909
Ceded                                      (642)           (355)           (558)
                                       --------        --------        --------
Net earned premiums                    $ 26,780        $ 24,689        $ 22,847
                                       ========        ========        ========

OLRI assumes reinsurance under arrangements with unaffiliated insurance companies. The Insurance Brokerage Companies of the Company produce the business assumed under these arrangements. The business has limits varying from $25,000 to $100,000 per occurrence. Claim liabilities under these agreements are secured with fixed maturity securities and cash and cash equivalents, which are deposited in trust funds. Approximately $22,270,000 and $13,747,000 as of December 31, 1999 and 1998, respectively, are held in these trust funds. Premiums earned for the years ended December 31, 1999, 1998 and 1997 from assumed premiums relating to insurance agreements with RLI were $7,318,000, $6,229,000 and $4,272,000, respectively.

With respect to the assumed business OLRI retains the first $25,000 of exposure and cedes the remaining $75,000 to PXRE Reinsurance Company ("PXRE"). In addition, OLRI purchases annual stop loss policies to limit its exposure to adverse claim experience.

On direct business written, OLRI cedes risk on an excess of loss basis to PXRE. OLRI underwrites direct business with limits up to $25,000,000 retaining up to the first $50,000 of exposure and reinsuring the balances to other insurers or reinsurers.

Under the terms of the reinsurance agreements, loss and loss adjustment expenses (incurred) recovered in 1999, 1998 and 1997 were $(451,000), $409,000 and
$1,929,000, respectively. Commissions received on reinsurance ceded in 1999, 1998 and 1997 were $148,000, $45,000 and $88,000, respectively.

A contingent liability exists with respect to reinsurance ceded, which would become an ultimate liability of OLRI in the event that the assuming companies were unable to meet their obligations under the reinsurance agreements in force at December 31, 1999.

14) Losses and Loss Expenses

The following table sets forth a reconciliation of the changes in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 1999.


                                                   Years Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
                                                        (in thousands)

Balance at January 1,                          $ 21,567    $ 19,126    $ 15,227
           Less: reinsurance recoverables        (3,220)     (2,811)       (882)
                                               --------    --------    --------
           Net balance                           18,347      16,315      14,345
                                               --------    --------    --------
Incurred related to:
           Current year                          10,410       8,461       8,824
           Prior years                             (656)         35        (108)
                                               --------    --------    --------
           Total incurred                         9,754       8,496       8,716
                                               --------    --------    --------
Paid related to:
           Current year                           2,188       1,877       1,802
           Prior years                            4,622       4,587       4,944
                                               --------    --------    --------
           Total paid                             6,810       6,464       6,746
                                               --------    --------    --------
Net balance at December 31,                      21,291      18,347      16,315
           Add: reinsurance recoverables          2,678       3,220       2,811
                                               --------    --------    --------
           Balance                             $ 23,969    $ 21,567    $ 19,126
                                               ========    ========    ========

15) Statutory Financial Information and Dividend Restrictions

The Company's Insurance Subsidiaries file separate financial statements in accordance with accounting practices prescribed or permitted by the insurance regulatory authorities where they are domiciled. These statutory accounting practices ("SAP") differ in certain respects from GAAP. These differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, and fixed maturity and equity investments.

The following is a reconciliation of net income and surplus regarding policyholders in accordance with SAP as reported to the Rhode Island and Bermuda insurance regulatory authorities to net income and capital as determined in conformity with GAAP.


                                                              Statutory Surplus /
                                                              Stockholders' Equity              Net Income for years ended
                                                               as of December 31,                        December 31,
                                                            -------------------------       ---------------------------------------
                                                              1999            1998            1999            1998            1997
                                                            --------        --------        --------        --------        -------
                                                                                   (in thousands)
Consolidated amount in accordance with GAAP                 $ 47,251        $ 41,769        $  7,504        $  7,282        $  4,357

Deficit (equity) in net assets and net loss
(income) of non-insurance companies                          (10,083)         (7,273)           (226)           (141)          2,086
                                                            --------        --------        --------        --------        --------

Combined amount in accordance with GAAP                       37,168          34,496           7,278           7,141           6,443

Deferred acquisition costs                                    (4,313)         (3,921)           (392)             18             134

Non-admitted assets, deferred
income taxes and other                                          (341)         (1,289)           (292)           (241)             54
                                                            --------        --------        --------        --------        --------

Combined amount in accordance with SAP                      $ 32,514        $ 29,286        $  6,594        $  6,918        $  6,631
                                                            ========        ========        ========        ========        ========


The Insurance Subsidiaries are currently subject to various regulations that limit the maximum amount of dividends ultimately available to the Company without prior approval of insurance regulatory authorities. Under SAP, approximately $3,524,000 of statutory surplus is available for distribution in 2000 without prior regulatory approval.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The new accounting guidance becomes effective January 1, 2001. The Company has not estimated the potential effect of the Codification guidance.

16) Related Party Transactions

The administrative support for OLB is provided by International Advisory Services, Ltd. ("IAS"), an insurance management company located in Bermuda. A director of IAS is an officer of OLB and is a director of the Company. Management fees paid to IAS under a service contract for the years ended December 31, 1999, 1998 and 1997 were $20,000 $30,000 and $37,500, respectively.

The director of IAS, who is a director of the Company, is also a director of an insurance brokerage company, H & H Reinsurance Brokers, Ltd. ("H & H
Reinsurance"). H & H Reinsurance has a reinsurance contract between OLRI and unrelated insurance carriers (CNA Reinsurance Company Ltd., Transatlantic Reinsurance Company and USF Reinsurance Company). H & H Reinsurance received commissions of $0, $0 and $38,114 in 1999, 1998 and 1997, respectively, as a result of such contact.

In January 1997, KIA entered into a management agreement with KILP, whereby KIA provided certain administrative services for a fee of $50,000 per year. At
December  31, 1998 and 1997,  the  Company  recorded  $50,000 for such  services provided. This management fee arrangement terminated in 1998 with the dissolution of KILP.

A director of the Company is also a director of, and had shared beneficial ownership of more than ten percent of the outstanding common stock of Sun Television and Appliances, Inc. ("Sun TV"). In 1994, Sun TV and a subsidiary of the Company entered into two agreements whereby the Company's subsidiary agreed to assume certain service contracts that were sold by Sun TV to its retail customers (the "Agreement") and contracted with Sun TV to have Sun TV provide repair services under certain service contracts. The Board of Directors believes that the agreements were commercially reasonable. On September 11, 1998, Sun TV filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code. The Company's subsidiary filed a proof of claim on March 11, 1999 for any and all amounts that are due and owing under the Agreement.

17) Capital Structure

The Board of Directors is authorized to issue preferred stock in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of stock, voting rights and other terms. No preferred stock is currently issued or outstanding.

The Board of Directors of the Company declared annual dividends of $847,000 and $849,000 for the years ended December 1999 and 1998, respectively, of which $212,000 was unpaid at December 31, 1999 and 1998.

In December 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 300,000 shares of the Company's Common Stock. The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of reissuance price over repurchase cost is treated as an increase of paid-in capital. Purchases of treasury stock for the year ended December 31, 1999 amounted to 155,523 shares of which 127,866 shares were used for the SRW acquisition and the Company's 401(k) plan and Stock Performance Plan. Treasury shares at December 31, 1999 amounted to 27,657 shares at a cost of approximately $229,000.

18) Stock Performance and Stock Option Plans

On December 30, 1997, the Company adopted a Stock Performance Plan, under which up to 350,000 shares of the Company's common stock may be granted and awarded to key employees. The grant of stock under this plan is contingent upon criteria established by the Company's Compensation Committee of the Board of Directors. Awards are based on performance targets of the Company's stock based on increases in the market value of the Company's common stock from the price on the date the stock is initially granted by the Company. Shares must be granted, awarded, and vested before participants take full title to the performance stock. Awards vest on the occurrence of any of the following events, (i) fifteen years of continuous service with the Company from the date shares are granted to the participant, (ii) death or disability of the participant, (iii) immediately before a change of control (as defined under the plan), (iv) attaining the age of 65, or (v) immediately before a sale or merger (as defined under the plan). During 1999 and 1998, 26,016 and 185,282 shares of performance stock were granted under this plan, respectively. During July 1999, the Company awarded 33,844 shares of restricted stock from shares previously granted under the Stock Performance Plan to certain key employees. The market value of these shares awarded totaled approximately $264,000 and has been recorded as unearned stock grant compensation (net of amortization) as a separate component of stockholders' equity. Unearned compensation is being amortized to expense on a straight line basis over the remaining vesting period. At December 31, 1999 and 1998, no performance stock under this plan was vested.

In addition to the Stock Performance Plan the Company has a Stock Option Plan and a Supplemental Stock Option Plan (the "Option Plans"). The terms of the Option Plans are identical. Under the Option Plans a total of 1,000,000 shares of common stock are reserved for issuance. The plans provide for the granting to directors, executives or other key employees (including officers) of the Company non-qualified stock options (NQO's) or incentive stock options (ISO's) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Committee determines the terms of the options including the exercise price, number of shares subject to option and exercisability. The exercise price of all ISO's and NQO's under the Plans are generally at least the fair market value of the common stock of the Company on the date of grant. A summary of the stock option activity and related information consists of the following:



                                               1999                           1998                             1997
                                        ==========================================================================================
                                                  Weighted-Average               Weighted-Average                 Weighted-Average
                                                      Exercise                       Exercise                         Exercise
Fixed Options                            Shares        Price          Shares          Price          Shares            Price
-------------                           ==========================================================================================
Outstanding at beginning of year        659,200         $6.15         624,850          $6.12         528,550           $7.53

Granted                                 361,800          7.63          54,500           6.46         450,750            5.14

Exercised                                (6,900)         5.06

Forfeited                               (21,100)         5.93         (20,150)          7.88        (354,450)           6.87
                                        -------                       -------                        -------

Outstanding at end of year              993,000         $6.70         659,200          $6.15         624,850           $6.12
                                        =======                       =======                        =======

Options exercisable at year-end         341,300                       232,900                        143,450
                                        =======                       =======                        =======

Weighted-average fair value of
options granted during the year           $2.34                         $2.17                          $1.29
                                        =======                       =======                        =======

The following table summarizes information about the stock options outstanding at December 31, 1999:



                                                 Options Outstanding                                Options Exercisable
                               ==========================================================   ====================================
                                  Number           Weighted-Average                             Number          Weighted-Average
     Exercise Prices            Outstanding           Remaining          Weighted-Average    Exercisable          Exercise
                                at 12/31/99        Contractual Life      Exercise Price      at 12/31/99           Price
                               ==========================================================   ====================================
         $11.63                       500              4.08 years            $11.63                  500           $11.63

         $10.91                     5,000              4.08                   10.91                5,000            10.91

         $10.00                    75,500              3.63                   10.00               75,500            10.00

          $8.43                    39,750              5.83                    8.43               31,800             8.43

          $8.24                    68,500              9.83                    8.24

          $8.03                    15,000              7.83                    8.03                6,000             8.03

          $7.88                    15,000              5.70                    7.88               12,000             7.88

          $7.50                   252,500              9.96                    7.50

          $7.41                       800              9.12                    7.41

          $7.38                    40,000              9.15                    7.38

          $7.06                    10,000              6.37                    7.06                6,000             7.06

          $6.70                     2,000              8.50                    6.70                2,000             6.70

          $6.64                     5,000              8.00                    6.64                2,000             6.64

          $6.60                    23,000              8.94                    6.60                4,600             6.60

          $6.17                    20,000              8.84                    6.17                4,000             6.17

          $5.06                   160,450              7.15                    5.06               64,900             5.06

          $5.00                   250,000              7.20                    5.00              123,000             5.00

          $4.97                    10,000              7.49                    4.97                4,000             4.97
                                  -------                                                        -------
                                  993,000              7.87                   $6.70              341,300            $6.78
                                  =======                                                        =======

Unless otherwise specified, the options vest and are exerciseable at the rate of 20% per year and terminate ten years from date of grant. At December 31, 1999, 1998 and 1997, 341,300, 232,900 and 143,450 options were exerciseable and there were 0, 40,800 and 75,150 options available for future grants, respectively.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               1999      1998      1997
                                               ----      ----      ----
Net Income                     As reported    $7,504    $7,282    $4,357
                               Pro forma       7,361     7,167     4,280

Earnings per share - basic     As reported     .89        .86       .62
                               Pro forma       .87        .85       .61

Earnings per share - diluted   As reported     .87        .85       .62
                               Pro forma       .85        .84       .60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.3%, (ii) expected volatility range of 30%, (iii) risk-free interest rate of 6.18%, and (iv) expected life of 5 years.

19) Quarterly Financial Information (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.


                                                                                For the three months ended
====================================================================================================================================
                                                                            (in thousands, except for per share)
                                                            March 31,           June 30,         September 30,         December 31,
                                                            ---------           --------         -------------       --------------
                                                         1999      1998      1999      1998      1999      1998      1999      1998
====================================================================================================================================
Revenues                                               $16,083   $14,809   $17,739   $15,548   $16,599   $17,230   $18,323   $17,424
------------------------------------------------------------------------------------------------------------------------------------
Net income                                             $ 1,359   $   971   $ 2,123   $ 1,734   $ 1,723   $ 2,296   $ 2,299   $ 2,281
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
           Basic                                       $  0.16   $  0.11   $  0.25   $  0.20   $  0.20   $  0.27   $  0.27   $  0.27
           Diluted                                        0.16      0.11      0.25      0.20      0.20      0.27      0.27      0.27
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
           Basic                                         8,460     8,474     8,448     8,474     8,460     8,474     8,464     8,474
           Diluted                                       8,605     8,596     8,590     8,595     8,655     8,591     8,667     8,580
====================================================================================================================================

20) Business Segments

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

The following table is a summary of certain other segment information for the years ended December 31, 1999, 1998 and 1997:


                            Business Segments - 1999
-------------------------------------------------------------------------------
                                                    Insurance        Property &
(in thousands)                                      Brokerage        Casualty
-------------------------------------------------------------------------------
Revenue from external sources                        $33,158          $26,780
Revenue from other segments                            4,221               72
Depreciation expense                                   1,260               17
Interest income from other segments                                       192
Amortization expense                                   1,095            8,292
Capital expenditures                                   1,347


                            Business Segments - 1998
-------------------------------------------------------------------------------
                                                    Insurance        Property &
(in thousands)                                      Brokerage        Casualty
-------------------------------------------------------------------------------
Revenue from external sources                        $31,324          $24,689
Revenue from other segments                            4,032               69
Depreciation expense                                   1,114               21
Amortization expense                                     678            7,630
Capital expenditures                                   2,089


                            Business Segments - 1997
-------------------------------------------------------------------------------
                                                    Insurance        Property &
(in thousands)                                      Brokerage        Casualty
-------------------------------------------------------------------------------
Revenue from external sources                        $28,387          $22,847
Revenue from other segments                            3,830               65
Depreciation expense                                   1,123               24
Amortization expense                                     520            7,269
Capital expenditures                                   1,481

The foreign operations set forth below, relate solely to the operations of OLB, and its wholly owned subsidiary Park Brokerage, and business assumed from third party insurance companies. All such risks assumed originate in the United States.


                                                          1999
                                          ======================================
                                           Foreign       Domestic        Total
                                          ======================================
                                                     (in thousands)
Consolidated Revenues                     $  1,717       $ 67,027       $ 68,744
Income before minority
interest                                     1,055          9,674         10,729
and income taxes
Identifiable assets                          2,648        146,564        149,212



                                                           1998                                       1997
                                          ======================================      ======================================
                                           Foreign      Domestic       Total           Foreign      Domestic       Total
                                          ======================================      ======================================
                                                                           (in thousands)

Consolidated  Revenues                      $2,092        $62,919        $65,011        $2,246      $57,396       $59,642
Income before minority interest
and income taxes                             1,169          9,385         10,554         1,398        6,157         7,555
Identifiable assets                          2,936        157,647        160,583         3,575      137,450       141,025

There were no material intercompany revenue transactions between OLB and OLRI.

21)  Supplemental Cash Flow Disclosures


                                                                1999        1998        1997
                                                              --------    --------    --------
Cash paid during the period for:
           Interest expense                                   $  1,214    $    501    $    948
           Income taxes                                       $  3,463    $  2,870    $  2,000

Non-cash investing and financing activities:
           Stock issued to purchase minority interest                                 $ 10,181
           Stock issued under Stock Performance Plan          $    222

Details of acquisitions:
           Purchase payments including outstanding  payable
                                                              $  7,784    $  5,196    $  3,062
           Amounts contingently payable                         (1,578)     (3,300)     (2,285)
           Less: reissuance of treasury stock                     (628)
           Less acquisition debt repayment                        (375)       (657)
                                                              --------    --------    --------
           Cash paid for acquisitions                         $  5,203    $  1,239    $    777
                                                              ========    ========    ========

                                                                     Schedule II
                                 KAYE GROUP INC.
                              (Parent Company Only)
                            Condensed Balance Sheets
                        As of December 31, 1999 and 1998
                   (in thousands, except par value per share)



                                                                                             1999                1998
                                                                                           ========            ========
ASSETS

Cash and  cash equivalents                                                                 $  1,233            $    370
Prepaid expenses and other assets                                                               153                 248
Investments:
     Equity securities, at market (cost: 1999, $243, and 1998, $497)                            243                 615
Deferred income taxes                                                                            93
Due from subsidiaries                                                                           890               2,118
Investment in subsidiaries                                                                   48,616              43,973
                                                                                           --------            --------

         Total assets                                                                      $ 51,228            $ 47,324
                                                                                           ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and other liabilities                                                     $    300            $    511
Note payable                                                                                  1,241               1,153
Deferred income taxes                                                                             0                  20
Income taxes payable                                                                            366                 568
                                                                                           --------            --------

Total current liabilities                                                                     1,907               2,252
Note payable - long term                                                                      2,070               3,303
                                                                                           --------            --------

         Total liabilities                                                                    3,977               5,555
                                                                                           --------            --------

STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value; 1,000 shares authorized;
         none issued or outstanding                                                               0                   0
Common stock, $.01 par value; 20,000 shares authorized;
         (1999, 8,458; 1998,  8,474 shares issued and outstanding)                               85                  85
Paid-in capital                                                                              18,019              17,942
Unearned stock grant compensation                                                              (254)
Common stock in Treasury, 28 shares at cost in 1999                                            (229)
Unrealized appreciation (depreciation) of investments, net of deferred
         income tax provision(benefit), (1999, ($118); 1998, $280)                             (228)                541
Retained earnings                                                                            29,858              23,201
                                                                                           --------            --------

         Total stockholders' equity                                                          47,251              41,769
                                                                                           --------            --------


                           Total liabilities and stockholders' equity                      $ 51,228            $ 47,324
                                                                                           ========            ========



   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                     Schedule II
                                 KAYE GROUP INC.
                              (Parent Company Only)
                         Condensed Statements of Income
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                             1999               1998                 1997
                                                             ====               ====                 ====
REVENUES:
         Net investment income (loss)                          206                (31)
         Equity in income of subsidiaries                   11,148             11,342               7,555

EXPENSES:

         Other operating expenses                              309                314
         Interest expense                                      316                443
                                                            ------             ------               -----

Income before income taxes and minority interest            10,729             10,554               7,555

         Provision for income taxes                          3,225              3,272               2,267
                                                            ------             ------               -----

Income before  minority interest                             7,504              7,282               5,288

         Minority interest                                                                            931
                                                           -------            -------             -------

NET INCOME                                                   7,504              7,282               4,357
                                                            ======             ======               =====










   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                     Schedule II
                                 KAYE GROUP INC.
                              (Parent Company Only)
                       Condensed Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                                  1999          1998          1997
                                                                                -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                             $ 7,504       $ 7,282       $ 4,357

Adjustment  to reconcile  net income to net cash provided by
(used in) operating activities:
         Deferred income tax benefit                                                (93)         (150)
         Restricted stock compensation                                               10
         Equity in net income of subsidiaries                                    (8,115)       (7,826)       (6,590)
         Dividends received from subsidiaries                                     3,886         4,060         6,350
         Realized loss on investment                                                274
         Minority interest                                                                                      931
         Change in assets and liabilities:
             Prepaid expenses and other assets                                       95           (20)         (199)
             Due from subsidiaries                                                1,228         1,294        (3,892)
             Accounts payable and other liabilities                                (211)         (263)
             Income taxes payable                                                  (202)          552          (137)
                                                                                -------       -------       -------

         Net cash provided by operating activities                                4,376         4,929           820
                                                                                -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of dividends                                                      (847)         (849)         (852)
         Notes payable-repayment                                                 (1,145)       (7,575)          (69)
         Acquisition of treasury stock                                             (571)
         Proceeds from borrowing                                                                5,000
         Capital contribution to subsidiary                                        (950)       (1,200)         (300)
                                                                                -------       -------       -------
                                                                                      0             0             0
         Net cash used in financing activities                                   (3,513)       (4,624)       (1,221)
                                                                                -------       -------       -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             863           305          (401)

Cash and cash equivalents at beginning of period                                    370            65           466
                                                                                -------       -------       -------

Cash and cash equivalents at end of period                                      $ 1,233       $   370       $    65
                                                                                =======       =======       =======


SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
         Interest expense                                                       $   316       $   480       $   548
         Income taxes                                                           $ 3,463       $ 2,870       $ 2,000

Noncash investing and financing activities:
         Stock issued to purchase minority interest                                                         $10,181


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

                                                                     Schedule IV


                                 KAYE GROUP INC.
                                   REINSURANCE
              For The Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


======================================================================================================================

      Column A            Column B           Column C            Column D           Column E            Column F

======================================================================================================================

                                                                                                       Percentage
     Insurance             Gross          Ceded To Other       Assumed from                            of Amount
  Premiums Earned          Amount            Companies       Other Companies       Net Amount        Assumed to Net

----------------------------------------------------------------------------------------------------------------------
        1999              $11,576              $642              $15,846             $26,780              59%

        1998              $11,652              $355              $13,392             $24,689              54%

        1997              $11,496              $558              $11,909             $22,847              52%

                                                                     Schedule VI

                                 KAYE GROUP INC
 SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)




====================================================================================================

   Column A              Column B              Column C             Column D              Column E

====================================================================================================

                                              Reserves For
                                              Unpaid Claims          Discount
  Affiliation             Deferred             And Claim              If Any
      With               Acquisition           Adjustment           Deducted In            Unearned
   Registrant               Costs               Expenses             Column C              Premiums
----------------------------------------------------------------------------------------------------
Foreign                     $  152              $   260                   N/A              $   725
Domestic                     4,161               23,709                   N/A               12,969
                       -----------------------------------------------------------------------------

1999                        $4,313              $23,969                   N/A              $13,694
                       =============================================================================
Foreign                     $  193              $   295                   N/A              $   916
Domestic                     3,728               21,272                   N/A               11,411
                       -----------------------------------------------------------------------------

1998                        $3,921              $21,567                   N/A              $12,327
                       =============================================================================

Foreign                     $  240              $   204                   N/A              $ 1,132
Domestic                     3,699               18,922                   N/A               11,446
                       -----------------------------------------------------------------------------

1997                        $3,939              $19,126                   N/A              $12,578
                       =============================================================================



================================================================================================

  Column A              Column F              Column G                        Column H

================================================================================================
                                                                           Claims and Claim
                                                                         Adjustment Expenses
                                                                         Incurred Related to
 Affiliation                                    Net                   (1)                  (2)
     With                Earned             Investment              Current               Prior
  Registrant            Premiums              Income                 Year                 Years
------------------------------------------------------------------------------------------------
Foreign                  $1,598                 $119                  $375                ($114)
Domestic                 25,182                2,678                10,035                 (542)
                   -----------------------------------------------------------------------------

1999                    $26,780               $2,797               $10,410                ($656)
                   =============================================================================

Foreign                  $1,957                 $135                  $313                  $95
Domestic                 22,732                2,453                 8,148                  (60)
                   -----------------------------------------------------------------------------

1998                    $24,689               $2,588                $8,461                  $35
                   =============================================================================

Foreign                  $2,118                 $127                  $326                 ($47)
Domestic                 20,729                2,565                 8,498                  (61)
                   -----------------------------------------------------------------------------

1997                    $22,847               $2,692                $8,824                ($108)
                   =============================================================================



=================================================================================================

  Column A                Column I             Column J             Column K             Column L

=================================================================================================
                                                Paid
                        Amortization           Claims
 Affiliation            Of Deferred           and Claim                                    Other
     With               Acquisition           Adjustment            Premiums             Operating
  Registrant               Costs               Expenses              Written              Expenses
--------------------------------------------------------------------------------------------------
Foreign                     $335                 $296                $1,408                  $66
Domestic                   7,957                6,514                26,414                2,847
                       ---------------------------------------------------------------------------

1999                      $8,292               $6,810               $27,822               $2,913
                       ===========================================================================

Foreign                     $414                 $317                $1,742                 $102
Domestic                   7,216                6,147                22,796                2,178
                       ---------------------------------------------------------------------------

1998                      $7,630               $6,464               $24,538               $2,280
                       ===========================================================================

Foreign                     $456                 $234                $1,938                 $113
Domestic                   6,813                6,512                20,332                1,988
                       ---------------------------------------------------------------------------

1997                      $7,269               $6,746               $22,270               $2,101
                       ===========================================================================