Form 10-Q
period 2000-03-31
KAYE GROUP INC
filed 2000-05-15
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

             (x) QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                 No.)


                   122 East 42nd Street, New York, N.Y. 10168
                     (Address of principal executive office)
                                   (Zip code)

                                  212-338-2100
              (Registrant's telephone number, including area code)


                ------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes _X_                     No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2000 - 8,440,762

- Total number of pages filed including cover and under pages 20
- Exhibit index is located on page 16

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
March 31, 2000 and December 31, 1999                                        3

Consolidated Statements of Income for the
three months ended March 31, 2000 and 1999                                  5

Consolidated Statements of Cash Flows for the
three months ended March 31, 2000 and 1999                                  7

Consolidated Statements of Comprehensive Income for the
three months ended March 31, 2000 and 1999                                  8

Notes to Unaudited Consolidated Financial Statements                        9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                              12

Year 2000 Compliance                                                       15

Safe Harbor Disclosure                                                     15

PART II OTHER INFORMATION                                                  16

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                   (in thousands, except par value per share)


                                                                                 2000          1999
                                                                              -----------    -------
                                                                              (UNAUDITED)
ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
  Cash and cash equivalents
    (including short term investments, and funds held in a fiduciary
    capacity of $18,973 and $25,610)                                          $ 20,411       $ 27,678
  Premiums and other receivables                                                21,356         27,265
  Prepaid expenses and other assets                                              2,010          1,717
                                                                              --------       --------
  Total  current assets                                                         43,777         56,660

Fixed assets (net of accumulated depreciation of $7,203 and $6,922)              3,617          3,770
Intangible assets (net of accumulated amortization of $3,946 and $3,845)        10,323         10,228
Other assets                                                                       249            195
                                                                              --------       --------
  Total assets - insurance brokerage companies                                  57,966         70,853
                                                                              --------       --------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
  Fixed maturities, at market value (amortized cost: 2000, $44,930;
    1999, $42,273)                                                              43,945         41,304
  Equity securities, at market value (cost:2000, $6,022; 1999, $3,873)           6,512          4,496
  Short term investments, at cost, which approximates market value               4,250          5,500
                                                                              --------       --------
  Total investments                                                             54,707         51,300

Cash and cash equivalents                                                        5,583          8,827
Accrued interest and dividends                                                     888            873
Premiums receivable                                                              1,301          2,333
Reinsurance recoverable on paid and unpaid losses                                3,381          2,747
Prepaid reinsurance premiums                                                       586            488
Deferred acquisition costs                                                       2,954          4,313
Deferred income taxes                                                            1,368          1,236
Other assets                                                                     4,482          4,520
                                                                              --------       --------
  Total assets - property and casualty companies                                75,250         76,637
                                                                              --------       --------

CORPORATE:
Cash and cash equivalents                                                        1,192          1,233
Prepaid expenses and other assets                                                  128            153
Investments:
  Equity securities, at market value (cost:2000, $243, and 1999, $243)             359            243
Deferred income taxes                                                              199             93
                                                                              --------       --------
  Total assets - corporate                                                       1,878          1,722
                                                                              --------       --------

  Total assets                                                                $135,094       $149,212
                                                                              --------       --------


    See notes to consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                   (in thousands, except par value per share)


                                                                      2000         1999
                                                                    ---------    ---------
                                                                   (UNAUDITED)
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
  Premiums payable and unearned commissions                         $  32,788    $  42,161
  Accounts payable and accrued liabilities                              5,697        8,103
  Notes payable                                                           549          527
                                                                    ---------    ---------
  Total current liabilities                                            39,034       50,791
Notes payable                                                             712          841
Deferred income taxes                                                      98          491
                                                                    ---------    ---------
  Total liabilities-insurance brokerage companies                      39,844       52,123
                                                                    ---------    ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
  Unpaid losses and loss expenses                                      24,329       23,969
  Unearned premium reserves                                             9,679       13,694
  Accounts payable and accrued liabilities                              7,612        7,953
  Other liabilities                                                       171          245
                                                                    ---------    ---------
  Total liabilities - property and casualty companies                  41,791       45,861
                                                                    ---------    ---------

CORPORATE:
Current liabilities:
  Accounts payable and accrued liabilities                                177          300
  Loan payable                                                          1,266        1,241
  Income taxes payable                                                  1,585          366
                                                                    ---------    ---------
  Total current liabilities                                             3,028        1,907
Loan payable-long-term                                                  1,744        2,070
                                                                    ---------    ---------
  Total liabilities-corporate                                           4,772        3,977
                                                                    ---------    ---------

  Total liabilities                                                    86,407      101,961
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value; 1,000 shares authorized;
    none issued or outstanding
  Common stock, $.01 par value; 20,000 shares authorized;
    shares issued and outstanding (2000, 8,463 ; 1999, 8,458)              85           85
  Paid - in capital                                                    18,019       18,019
  Accumulated other comprehensive income, net of deferred
    income tax benefit (2000, ($129); 1999, ($118))                      (250)        (228)
   Unearned stock grant compensation                                     (249)        (254)
   Retained earnings                                                   31,269       29,858
   Common stock in Treasury, shares at cost (2000, 23 ; 1999, 28)        (187)        (229)
                                                                    ---------    ---------

  Total stockholders' equity                                           48,687       47,251
                                                                    ---------    ---------

  Total liabilities and stockholders' equity                        $ 135,094    $ 149,212
                                                                    ---------    ---------


  See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                         ----------------------
                                                          2000           1999
                                                         -------        -------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                          $ 8,777        $ 8,564
     Investment income                                       333            350
                                                         -------        -------

     Total revenues                                        9,110          8,914
                                                         -------        -------

Expenses:
     Salaries and benefits                                 5,645          5,576
     Amortization of intangibles                             287            354
     Other operating expenses                              3,174          3,376
                                                         -------        -------

     Total operating expenses                              9,106          9,306
                                                         -------        -------

     Interest expense                                        208             82
                                                         -------        -------

     Loss before income taxes-insurance brokerage
      companies                                            (204)          (474)
                                                         -------        -------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                  2,951          2,817
     Change in unearned premiums                           4,113          3,603
                                                         -------        -------

     Net premiums earned                                   7,064          6,420
     Net investment income                                   784            727
     Net realized gains on investments                       385              1
     Other income                                             18             18
                                                         -------        -------

     Total revenues                                        8,251          7,166
                                                         -------        -------

Expenses:
     Losses and loss expenses                              2,751          2,182
     Acquisition costs and general and administrative
      expenses                                             2,775          2,368
                                                         -------        -------

     Total expenses                                        5,526          4,550
                                                         -------        -------

     Income before income taxes-property and casualty
      companies                                            2,725          2,616
                                                         -------        -------

CORPORATE
Revenues:
     Net investment income                                    14              3

Expenses:
     Other operating expenses                                 83             97

     Interest expense                                         67             79
                                                         -------        -------

     Net expenses before income taxes-corporate             (136)          (173)
                                                         -------        -------



See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                      -------------------------
                                                        2000              1999
                                                      -------           -------
Income before income taxes                              2,385             1,969
                                                      -------           -------

Provision (benefit) for income taxes

     Current                                            1,383             1,181
     Deferred                                            (620)             (571)
                                                      -------           -------

     Total provision for income taxes                     763               610
                                                      -------           -------

Net income                                            $ 1,622           $ 1,359
                                                      -------           -------


EARNINGS PER SHARE

     Basic                                            $  0.19           $  0.16
                                                      -------           -------

     Diluted                                          $  0.19           $  0.16
                                                      -------           -------

Weighted average of shares outstanding - basic          8,461             8,460
                                                      -------           -------

Weighted average shares outstanding and
share equivalents outstanding - diluted                 8,669             8,605
                                                      -------           -------


See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended ended March 31, 2000 and 1999
                                 (in thousands)
                                   (UNAUDITED)

                                                            2000         1999
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  1,622     $  1,359
Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Deferred acquisition costs                               1,359        1,135
    Amortization of bond premium - net                         157          138
    Deferred income taxes                                     (620)        (571)
    Net realized loss (gains) on investments                  (385)          (1)
    Depreciation and amortization expense                      594          639
    Change in assets and liabilities:
        Accrued interest and dividends                         (15)         (45)
        Premiums and other receivables                        6,300       31,458
        Prepaid expenses and other assets                      (79)      (1,072)
        Premiums payable and unearned commissions           (9,447)     (33,848)
        Accounts payable and accrued liabilities            (2,736)      (2,674)
        Unpaid losses and loss expenses                        360          983
        Unearned premium reserves                           (4,015)      (3,560)
        Income taxes payable                                 1,219          608
                                                          --------     --------

        Net cash used in operating activities               (5,686)      (5,451)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments available - for - sale :
   Purchase of fixed maturities                             (3,997)      (5,573)
   Purchase of equity securities                            (4,531)
   Purchase of short term investments                        1,250       (1,150)
   Maturities of fixed securities                              934          960
   Sales of fixed securities                                   249          101
   Sales of equity securities                                2,768
Purchase of fixed assets                                      (212)        (296)
Acquisition payments                                          (708)      (2,612)
                                                          --------     --------

        Net cash used in investing activities               (4,247)      (8,570)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition debt-repayment                                     (94)         (94)
Notes and loan payable-repayment                              (314)        (405)
Acquisition of treasury stock                                              (712)
Payment of dividends                                          (211)        (212)
                                                          --------     --------

        Net cash used in financing activities                 (619)      (1,423)
                                                          --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (10,552)     (15,444)
Cash and cash equivalents at beginning of period            37,738       45,443
                                                          --------     --------

Cash and cash equivalents at end of period                $ 27,186     $ 29,999
                                                          --------     --------

Supplemental cash flow disclosure:
    Interest expense                                      $    282     $    122
    Income taxes                                          $    164     $    573

Noncash financing activity:
    Reissuance of treasury stock for an                   $     42     $    505
    acquisition

See notes to consolidated financial statements

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 2000 and 1999
                                 (in thousands)
                                   (UNAUDITED)

                                                              2000        1999
                                                            --------    -------

NET INCOME                                                  $ 1,622     $ 1,359

Other comprehensive income:

      Unrealized (depreciation) appreciation of
      investments available-for-sale, net of
      deferred income tax (benefit) liability
      (2000, $119 , 1999, ($117))                               232        (224)

      Less: reclassification adjustment for gains
      included in net income, net of deferred income
      tax liability (2000, $130, 1999, $0)                     (254)         (1)
                                                           --------     -------

      Total other comprehensive loss                            (22)       (225)
                                                           --------     -------

COMPREHENSIVE INCOME                                        $ 1,600     $ 1,134
                                                           --------     -------


See notes to consolidated financial statements

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2000 are not indicative of results for the full year.

     These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Form 10-K. The December 31, 1999 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     The Insurance business underwrites property and casualty risks for insureds in the United States and is sold principally through specially designed alternative distribution programs, covering various types of businesses and properties which have similar risk characteristics. The Insurance business generally underwrites the first layer of insurance under the programs and unaffiliated program insurers provide coverage for losses above the first layer of risk. Substantially all of the Insurance business revenues are derived from premiums on this business, plus the investment income generated by the investment portfolio of the Insurance business.

     Corporate Operations include those activities that benefit the Company and, for the most part, the related expenses are allocated to either the Insurance Brokerage Companies or the Property and Casualty Companies. Certain holding company expenses are not allocated and include debt servicing and public company expenses, including investor relations costs. In addition, Corporate Operations include an investment in Arista Investors Corp.

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months ended March 31, 2000 and 1999:


                            Business Segments - 2000
--------------------------------------------------------------------------------

                                                   Insurance        Property &
  (in thousands)                                   Brokerage         Casualty
  ------------------------------------------------------------------------------

  Revenue from external sources                     $ 8,778          $ 7,064
  Revenue from other segments                            (1)              18
  Interest income from other segments                  --                 65
  Depreciation and amortization expense                 585            2,182
  Capital expenditures                                  212             --


                            Business Segments - 1999
--------------------------------------------------------------------------------


                                                   Insurance        Property &
  (in thousands)                                   Brokerage         Casualty
  ------------------------------------------------------------------------------

  Revenue from external sources                     $8,371           $6,420
  Revenue from other segments                          193               18
  Depreciation and amortization expense                639            1,975
  Capital expenditures                                 296              --

3)   Loan Payable

     The 7.8% Term Loan due through 2002 is secured by the stock of the Property and Casualty Companies. Certain covenants exist on this loan, the most significant being the requirement to maintain a minimum GAAP net worth, minimum statutory surplus in the insurance companies, a fixed ratio of net premiums to surplus and a minimum debt service coverage. At March 31, 2000, the Company was in compliance with the covenants under the loan agreement.

     In addition, the Company has available a $4,500,000 revolving line of credit through 2001 at a rate of LIBOR plus 175 basis points or the banks' base rate. The line is also secured by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. At March 31, 2000, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of .05% on the unused balance.

     The Company's required principal payments on the Loan for the respective years are $940,000 in 2000, $1,343,000 in 2001, and $727,000 in 2002. Interest
expense for the loan for the three months ended March 31, 2000 and 1999 were $67,000 and $79,000, respectively.

4)   Treasury Stock

     In December 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 300,000 shares of the Company's Common Stock. The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of re-issuance price over repurchase cost is treated as an increase of paid-in capital. Net issuances/(purchases) of treasury stock for the three months ended March 31, 2000 and 1999 amounted to 5,062 and (28,000) shares, respectively.

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

6)   Earnings Per Share

     Earnings per common share for the three months ended March 31, 2000 and 1999 have been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                      2000          1999
                                                     ------        ------

Net income (numerator)                               $1,622        $1,359
                                                     ------        ------

Weighted average common shares and effect of
dilutive shares used in the computation of
earnings per share:
         Average shares outstanding-basic             8,461         8,460
         Effect of dilutive shares                      208           145
                                                     ------        ------
         Average shares outstanding-diluted
         (denominator)                                8,669         8,605
                                                     ------        ------
Earnings per common share:
         Basic                                        $0.19         $0.16
         Diluted                                      $0.19         $0.16


7)   Dividends

     On March 20, 2000, the Board of Directors declared a quarterly dividend of $.025 per share, payable April 20, 2000 to stockholders of record on March 31, 2000.


8)   Changes in Accounting Policies - Accounting Standards not yet Adopted

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Any change required by the SAB must be made in the second quarter 2000 with a cumulative effect accounting change. Management believes that this SAB will not have a material impact on the consolidated financial statements.

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

     Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities primarily include debt servicing and public company expenses, including investor relations costs. In addition, Corporate Operations include an investment in Arista Investors Corp. ("Arista").

Results of Operations

Three months ended March 31, 2000
compared with three months ended March 31, 1999
-----------------------------------------------

Net Income

     Net Income for the three months ended March 31, 2000 increased by $263,000 to $1,622,000 or basic earnings per share of $0.19 compared to $1,359,000 or $0.16 for the same period last year, as explained below.

Insurance Brokerage Companies

     Loss before income taxes decreased by $270,000 to $204,000 in 2000 from $474,000 in 1999, primarily due to higher revenues and lower other operating expenses, as discussed below.

     Total revenues in 2000 were $9,110,000 compared with $8,914,000 in 1999, an increase of $196,000 (2%). Gross commissions and fees were higher by $703,000 (7%) as a result of new business exceeding lost business. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 15% to 20% which resulted in a decrease in net commissions and fees of $433,000. Notwithstanding this decrease, net commissions and fees increased $213,000 from $8,564,000 to $8,777,000. Investment income decreased by $17,000
(5%) primarily due to lower fiduciary investments.

     Salaries and benefits increased by $69,000 (1%) to $5,645,000 in 2000 compared to $5,576,000 in 1999. The increase was mainly the result of increased internal commission expense partially offset by lower headcount and incentive compensation accruals.

     Amortization of intangibles decreased $67,000 (19%) to $287,000 in 2000 compared with $354,000 in 1999 due to a reduction in certain intangibles acquired in 1998 as a result of the sale of the majority of the operations of Laub Group of Florida, Inc. and of certain assets of Florida Insurance Associates, Inc. during the quarter.

     Other operating expenses decreased by $202,000 (6%) to $3,174,000 from $3,376,000. The decrease was mainly due to an increase in intercompany management fees allocated to the Property and Casualty Companies offset by higher premium financing fees.

     Interest expense increased by $126,000 as a result of the SRW acquisition which includes a related note payable to the Property and Casualty Companies.

Property and Casualty Companies

     Income before income taxes increased by $109,000 (4%) to $2,725,000 in 2000 from $2,616,000 in 1999. This increase was due to an increase in net premiums earned and investment income, and realized capital gains, offset by an increase in the combined ratio, as discussed below.

     Net premiums earned for 2000 increased by $644,000 (10%) to $7,064,000 from $6,420,000 in 1999. The increase was due to an increase in reinsurance assumed and direct business.

     Net investment income increased by $57,000 (8%) to $784,000 in 2000 from $727,000 in 1999. The increase was due to an increase in investments.

     The realized gain on investments of $385,000 in 2000 was due to a re-balancing of the equity investment portfolio.

     The loss ratio (loss incurred expressed as a percentage of net premiums earned) increased to 39% in 2000 from 34% in 1999. The increase was due the growth in reinsurance liability business which generally experiences higher losses and an increase in an intercompany claims management fee.

     The acquisition costs and general and administrative expenses ratio increased to 39% in 2000 from 37% in 1999. The increase was primarily due to an increase in intercompany management fees.


Corporate

     Net expenses before income taxes decreased in 2000 by $37,000 to $136,000 from $173,000 in 1999 due to increased investment income and a reduction in interest expense and operating expenses.


Provision for Income Taxes

     The provision for income taxes for 2000 and 1999 was $763,000 and $610,000, respectively, resulting in an effective tax rate of 32% and 31% for 2000 and 1999, respectively.


Financial Condition and Liquidity

     Management believes that the Company's operating cash flow, along with its cash equivalents and short term investments will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs during the next twelve months and the foreseeable future. The Company has no capital commitments that are material individually or in the aggregate.

     Total assets decreased by $14,118,000 (9%) to $135,094,000 at March 31, 2000 from $149,212,000 at December 31, 1999. Total liabilities decreased by $15,554,000 (15%) to $86,407,000 at March 31, 2000 from $101,961,000 at December
31, 1999. These reductions were primarily due to reductions in brokerage segment fiduciary assets and liabilities (insurance premiums).

     Stockholders' equity increased by $1,436,000 (3%) to $48,687,000 at March 31, 2000, from $47,251,000 at December 31, 1999. The increase in equity resulted from net income of $1,622,000, $42,000 for issuances of treasury stock, and $5,000 related to amortization of unearned compensation under the Company's Stock Performance Plan, offset by dividends paid of $211,000, and an increase in net unrealized depreciation of investments of $22,000.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of March 31, 2000, the Company had cash and short term investments of $27,186,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     As presented in the Consolidated Statements of Cash Flows, the Company's cash and cash equivalents decreased by $10,552,000 for the period ended March 31, 2000. Operating activities used cash of $5,686,000 which is primarily attributable to the timing of receipts and payments of insurance premiums (brokerage segment fiduciary assets and liabilities). Investing activities used cash of $4,247,000 primarily for the purchase of investments and acquisition payments. Financing activities used cash of $619,000 for payments of dividends and loan repayments.


Year 2000 Compliance

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

Exhibit
Number    Description
-------   -----------

11        Earnings Per Share Calculation

27        Consolidated Financial Data Schedule

      b) Reports on Form 8-K

There were no reports on Form 8-K for the period January 1, 2000 to March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      KAYE GROUP INC.
                                                     -----------------
                                                        Registrant




May 12, 2000                 /s/    Bruce D. Guthart
                             -----------------------------------------
                             Bruce D. Guthart, Chairman, President and
                             Chief Executive Officer



May 12, 2000                 /s/    Michael P. Sabanos
                             -----------------------------------------
                             Michael P. Sabanos, Executive Vice President and
                             Chief Financial Officer

                                 KAYE GROUP INC                       EXHIBIT 11
                         Earnings Per Share Calculation              Page 1 of 2
                    For the Three Months Ended March 31,2000




Shares outstanding at 12/31/99                          8,458,295   (A)

Plus: Net Issuance of Treasury Stock                        5,062
                                                   --------------
Balance @ 3/31/00                                       8,463,357   (B)

                                                   --------------
Weighted average                                        8,460,826   [(A)+(B)] /2
                                                   --------------


                                                    Three months
                                                       ended
                                                    Mar.31,2000
                                                   ==============


       Net Income                                  $    1,622,000   (1)


 I.    Average Shares:                                  8,460,826   (2)


 II.   Basic EPS                                           0.1917   (1) / (2)
                                                   ==============

III.   Diluted EPS

             Weighted Average Shares                    8,460,826   (2)
             Dilution                                     208,281   (3)
                                                   --------------
                                                        8,669,107   (4)
                                                   ==============



             Diluted EPS                                   0.1871   (1) / (4)
                                                   ==============

                                 KAYE GROUP INC                       EXHIBIT 11
                         Earnings Per Share Calculation              Page 2 of 2
                    For the Three Months Ended March 31,2000




IV.  Outstanding at March 31, 2000
                                                                                 Weighted
                              Units       Price/Share     Proceeds                Average           Proceeds
                           -----------    -----------   -----------             -----------       ------------
    A. Options (8/17/93)        75,500      $  10.000    $  755,000
       Options (1/24/94          5,000         10.910        54,550
       Options (2/3/94)            500         11.630         5,815
       Options (9/13/95)        15,000          7.880       118,200                  15,000            118,200
       Options (10/25/95)       39,750          8.430       335,093
       Options (5/15/96)        10,000          7.060        70,600                  10,000             70,600
       Options (12/27/96)       15,000          5.000        75,000                  15,000             75,000
       Options (2/1/97)         35,000          5.000       175,000                  35,000            175,000
       Options (2/25/97)       158,850          5.060       803,781                 159,650            807,829
       Options (4/15/97)       200,000          5.000     1,000,000                 200,000          1,000,000
       Options (7/1/97)         10,000          4.970        49,700                  10,000             49,700
       Options (10/31/97)       15,000          8.030       120,450                  15,000            120,450
       Options (12/31/97)        5,000          6.640        33,200                   5,000             33,200
       Options (07/01/98)        2,000          6.700        13,400                   2,000             13,400
       Options (10/30/98)       20,000          6.170       123,400                  20,000            123,400
       Options (12/10/98)       21,800          6.600       143,880                  22,400            147,840
       Options (2/15/99)           800          7.410         5,928                     800              5,928
       Options (2/24/99)        40,000          7.380       295,200                  40,000            295,200
       Options (10/29/99)       20,000          8.240       164,800                  20,000            164,800
       Options (11/01/99)       48,500          8.240       399,640                  48,500            399,640
       Options (12/15/99)      252,500          7.500     1,893,750                 252,500          1,893,750
                           -----------                  -----------             -----------       ------------
                               990,200                   $6,636,387                 870,850(5)      5,493,937
                           ===========                  ===========             ===========       ============

       Dilutive Shares         870,850(5)                 5,493,937(6)
                           ===========                  ===========

V.   Average market value/share
                                                          Average      Close on
                                                           Close       last day
                                                       ===========    ==========
                  January                                    8.728
                  February                                   8.788
                  March                                      7.360       6.563
                                                       -----------
                      Hash total 3 mths                     24.876
                                                       ===========

                                                      /          3
                                                       -----------
        Average price per share Three mths                   8.292
                                                       ===========


VII. Diluted
                                                       Three Months
                                                       ------------

        Total Proceeds from exercise                  $   5,493,937(6)
        Divided by average price                              8.292

        Repurchase shares of                                662,569

        Shares issued (options)                             870,850(5)
                                                       ------------
        Dilution - Shares                           (3)     208,281
                                                       ============