Form 10-Q
period 2000-06-30
KAYE GROUP INC
filed 2000-08-14
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to ____________ to ____________

                         Commission file number 0-21988

                                 KAYE GROUP INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

              Delaware                                   13-3719772
 ---------------------------------          ------------------------------------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        As of August 4, 2000 - 8,469,173

- Total number of pages filed including cover and under pages 25
- Exhibit index is located on page 19

                                 KAYE GROUP INC.

                                      INDEX

                                                                        PAGE NO.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
June 30, 2000 and December 31, 1999                                         3

Consolidated Statements of Income for the
Three months and six months ended June 30, 2000 and 1999                    5

Consolidated Statements of Cash Flows for the
Six months ended June 30, 2000 and 1999                                     7

Consolidated Statements of Comprehensive Income for the
Three months and six months ended June 30, 2000 and 1999                    8

Notes to Unaudited Consolidated Financial Statements                        9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                              12

Year 2000 Compliance                                                       17

Safe Harbor Disclosure                                                     17

PART II OTHER INFORMATION                                                  18

      Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                   (in thousands, except par value per share)

                                                                                          2000                 1999
                                                                                       =========            =========
                                                                                      (UNAUDITED)
ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $20,936 and $25,610)                                             $  22,374            $  27,678
     Premiums and other receivables                                                       39,199               27,265
     Prepaid expenses and other assets                                                     1,835                1,717
                                                                                       ---------            ---------
     Total  current assets                                                                63,408               56,660

Fixed assets (net of accumulated depreciation of $7,528 and $6,922)                        3,550                3,770
Intangible assets (net of accumulated amortization of $4,215 and $3,845)                  10,546               10,228
Other assets                                                                                 454                  195
                                                                                       ---------            ---------
     Total assets - insurance brokerage companies                                         77,958               70,853
                                                                                       ---------            ---------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 2000, $42,112;
         1999, $42,273)                                                                   41,330               41,304
     Equity securities, at market value (cost:2000, $6,400; 1999, $3,873)                  6,617                4,496
     Short term investments, at cost, which approximates market value                      4,080                5,500
                                                                                       ---------            ---------
     Total investments                                                                    52,027               51,300

Cash and cash equivalents                                                                  5,090                8,827
Accrued interest and dividends                                                               889                  873
Premiums receivable                                                                        3,116                2,333
Reinsurance recoverable on paid and unpaid losses                                          3,808                2,747
Prepaid reinsurance premiums                                                                 717                  488
Deferred acquisition costs                                                                 2,943                4,313
Deferred income taxes                                                                      1,368                1,236
Other assets                                                                               3,400                4,520
                                                                                       ---------            ---------
     Total assets - property and casualty companies                                       73,358               76,637
                                                                                       ---------            ---------

CORPORATE:
Cash and cash equivalents                                                                    113                1,233
Prepaid income taxes                                                                         357
Prepaid expenses and other assets                                                            106                  153
Investments:
     Equity securities, at market value (cost:2000, $308, and 1999, $243)                    346                  243
Deferred income taxes                                                                        115                   93
                                                                                       ---------            ---------
     Total assets - corporate                                                              1,037                1,722
                                                                                       ---------            ---------

     Total assets                                                                      $ 152,353            $ 149,212
                                                                                       =========            =========

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                   (in thousands, except par value per share)

                                                                                          2000                 1999
                                                                                       =========            =========
                                                                                      (UNAUDITED)
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable and unearned commissions                                         $  48,103            $  42,161
     Accounts payable and accrued liabilities                                              5,962                8,103
     Notes payable                                                                           488                  527
                                                                                       ---------            ---------
     Total current liabilities                                                            54,553               50,791
Notes payable                                                                                610                  841
Deferred income taxes                                                                        763                  491
                                                                                       ---------            ---------
     Total liabilities-insurance brokerage companies                                      55,926               52,123
                                                                                       ---------            ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                                      24,957               23,969
     Unearned premium reserves                                                             9,817               13,694
     Accounts payable and accrued liabilities                                              7,072                7,953
     Other liabilities                                                                       236                  245
                                                                                       ---------            ---------
     Total liabilities - property and casualty companies                                  42,082               45,861
                                                                                       ---------            ---------

CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                                                294                  300
     Loan payable                                                                          1,291                1,241
     Income taxes payable                                                                                         366
                                                                                       ---------            ---------
     Total current liabilities                                                             1,585                1,907
Loan payable-long-term                                                                     1,412                2,070
                                                                                       ---------            ---------
     Total liabilities-corporate                                                           2,997                3,977
                                                                                       ---------            ---------

     Total liabilities                                                                   101,005              101,961
                                                                                       ---------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (2000, 8,469; 1999, 8,458)                            85                   85
     Paid - in capital                                                                    18,019               18,019
     Accumulated other comprehensive income, net of deferred
          income tax benefit  (2000, ($179); 1999, ($118))                                  (348)                (228)
      Unearned stock grant compensation                                                     (244)                (254)
      Retained earnings                                                                   33,974               29,858
      Common stock in Treasury, shares at cost (2000, 17; 1999, 28)                         (138)                (229)
                                                                                       ---------            ---------

     Total stockholders' equity                                                           51,348               47,251
                                                                                       ---------            ---------

     Total liabilities and stockholders' equity                                        $ 152,353            $ 149,212
                                                                                       =========            =========

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Six Months Ended
                                                                                 ----------------------      ----------------------
                                                                                   2000          1999          2000          1999
                                                                                 --------      --------      --------      --------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                                  $ 11,476      $ 10,016      $ 20,253      $ 18,580
     Investment income                                                                298           255           631           605
                                                                                 --------      --------      --------      --------

     Total revenues                                                                11,774        10,271        20,884        19,185
                                                                                 --------      --------      --------      --------

Expenses:
     Compensation and benefits                                                      5,847         6,211        11,492        11,787
     Amortization of intangibles                                                      280           274           567           628
     Other operating expenses                                                       3,386         3,110         6,560         6,486
                                                                                 --------      --------      --------      --------

     Total operating expenses                                                       9,513         9,595        18,619        18,901
                                                                                 --------      --------      --------      --------

     Interest expense                                                                 213           262           421           344
                                                                                 --------      --------      --------      --------

     Income (loss) before income taxes-insurance brokerage companies                2,048           414         1,844           (60)
                                                                                 --------      --------      --------      --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                           7,533         6,222        10,484         9,039
     Change in unearned premiums                                                       (7)          287         4,106         3,890
                                                                                 --------      --------      --------      --------

     Net premiums earned                                                            7,526         6,509        14,590        12,929
     Net investment income                                                            777           707         1,561         1,434
     Net realized gain (loss) on investments                                           81           (21)          466           (20)
     Other income                                                                     411            17           429            35
                                                                                 --------      --------      --------      --------

     Total revenues                                                                 8,795         7,212        17,046        14,378
                                                                                 --------      --------      --------      --------

Expenses:
     Losses and loss expenses                                                       3,207         2,114         5,958         4,296
     Acquisition costs and general and administrative expenses                      3,150         2,507         5,925         4,875
                                                                                 --------      --------      --------      --------

     Total expenses                                                                 6,357         4,621        11,883         9,171
                                                                                 --------      --------      --------      --------

     Income before income taxes-property and casualty companies                     2,438         2,591         5,163         5,207
                                                                                 --------      --------      --------      --------

CORPORATE
Revenues:
     Net investment income                                                             75           256            89           259

Expenses:
     Other operating expenses                                                         209            98           292           195

     Interest expense                                                                  62            85           129           164
                                                                                 --------      --------      --------      --------

     Income (loss) before income taxes-corporate                                     (196)           73          (332)         (100)
                                                                                 --------      --------      --------      --------

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                                   Three Months Ended           Six Months Ended
                                                                                 ----------------------      ----------------------
                                                                                   2000          1999          2000          1999
                                                                                 --------      --------      --------      --------
Income before income taxes                                                          4,290         3,078         6,675         5,047
                                                                                 --------      --------      --------      --------

Provision (benefit) for income taxes

     Current                                                                          574           426         1,957         1,607
     Deferred                                                                         799           529           179           (42)
                                                                                 --------      --------      --------      --------

     Total provision for income taxes                                               1,373           955         2,136         1,565
                                                                                 --------      --------      --------      --------

Net income                                                                       $  2,917      $  2,123      $  4,539      $  3,482
                                                                                 ========      ========      ========      ========

EARNINGS PER SHARE

     Basic                                                                       $   0.34      $   0.25      $   0.54      $   0.41
                                                                                 ========      ========      ========      ========

     Diluted                                                                     $   0.34      $   0.25      $   0.53      $   0.40
                                                                                 ========      ========      ========      ========

Weighted average of shares outstanding - basic                                      8,466         8,448         8,464         8,457
                                                                                 ========      ========      ========      ========

Weighted average shares outstanding and
share equivalents outstanding - diluted                                             8,570         8,590         8,609         8,600
                                                                                 ========      ========      ========      ========

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                 (in thousands)
                                   (UNAUDITED)

                                                                        2000             1999
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  4,539         $  3,482
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Deferred acquisition costs                                          1,370            1,165
     Amortization of bond premium - net                                    321              320
     Deferred income taxes                                                 179              (42)
     Net realized (gains) loss on investments                             (530)             230
     Depreciation and amortization expense                               1,225            1,214
     Change in assets and liabilities:
          Accrued interest and dividends                                   (16)              82
          Premiums and other receivables                               (13,478)           4,843
          Prepaid expenses and other assets                                612           (1,205)
          Premiums payable                                               5,933           (7,497)
          Accounts payable and accrued liabilities                      (2,705)          (1,678)
          Unpaid losses and loss expenses                                  988            1,324
          Unearned premium reserves                                     (3,877)          (3,593)
          Income taxes payable                                            (723)          (1,290)
                                                                      --------         --------

          Net cash used in operating activities                         (6,162)          (2,645)
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                                         (4,740)          (8,068)
   Purchase of equity securities                                        (4,909)          (2,007)
   Sales of short term investments                                       1,420              750
   Maturities of fixed maturities                                        2,499            2,005
   Sales of fixed maturities                                             1,984            3,364
   Sales of equity securities                                            2,946              721
Purchase of fixed assets                                                  (493)            (477)
Purchase of expiration lists                                            (1,404)          (3,668)
                                                                      --------         --------

          Net cash used in investing activities                         (2,697)          (7,380)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition debt-repayment                                                (188)            (375)
Notes and loan payable-repayment                                          (691)            (795)
Payment of dividends                                                      (423)            (422)
Proceeds from issuance of common stock                                                       14
Acquisition of treasury stock                                                              (744)
                                                                      --------         --------

          Net cash used in financing activities                         (1,302)          (2,322)
                                                                      --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (10,161)         (12,347)
Cash and cash equivalents at beginning of period                        37,738           45,443
                                                                      --------         --------

Cash and cash equivalents at end of period                            $ 27,577         $ 33,096
                                                                      ========         ========

Supplemental cash flow disclosure:
     Interest expense                                                 $    532         $    387
     Income taxes                                                     $  2,680         $  2,897

Noncash financing activity:
     Reissuance of treasury stock for an acquisition                  $     91         $    545

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
     INCOME For the three months and six months ended June 30, 2000 and 1999
                                 (in thousands)
                                   (UNAUDITED)

                                                                                           Three Months Ended     Six Months Ended
                                                                                             2000       1999       2000       1999
                                                                                           -------    -------    -------    -------
NET INCOME                                                                                 $ 2,917    $ 2,123    $ 4,539    $ 3,482

Other comprehensive income:

      Unrealized (depreciation) appreciation of investments available-for-sale, net of
      deferred income tax liability (benefit) (2000, ($51), $69; 1999, ($300), ($416))        (100)      (583)       132       (807)

      Less: reclassification adjustment for (gain) loss included in net income, net of
      deferred income tax (liability) benefit (2000, $1, ($130); 1999, $63, $62)                 2        122       (252)       121
                                                                                           -------    -------    -------    -------

      Total other comprehensive loss                                                           (98)      (461)      (120)      (686)
                                                                                           -------    -------    -------    -------

COMPREHENSIVE INCOME                                                                       $ 2,819    $ 1,662    $ 4,419    $ 2,796
                                                                                           =======    =======    =======    =======

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) General

     The consolidated financial statements as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended June 30, 2000 are not indicative of results for the full year.

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

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months and six months ended June 30, 2000 and 1999:

                            Business Segments - 2000
-----------------------------------------------------------------------------------------------------------------

                                                3 months ended June 30,               6 months ended June 30,
                                             ----------------------------           -----------------------------
                                             Insurance         Property &           Insurance          Property &
(in thousands)                               Brokerage          Casualty            Brokerage           Casualty
-----------------------------------------------------------------------------------------------------------------
Revenue from external sources                  $10,749            $ 7,526            $19,527            $14,590
Revenue from other segments                        727                 17                726                 36
Interest income from other segments                 --                 69                 --                134
Depreciation and amortization expense              622              2,367              1,207              4,549
Capital expenditures                               281                 --                493                 --

                            Business Segments - 1999
-----------------------------------------------------------------------------------------------------------------

                                                3 months ended June 30,               6 months ended June 30,
                                             ----------------------------           -----------------------------
                                             Insurance         Property &           Insurance          Property &
(in thousands)                               Brokerage          Casualty            Brokerage           Casualty
-----------------------------------------------------------------------------------------------------------------
Revenue from external sources                  $ 9,060            $ 6,509            $17,431            $12,929
Revenue from other segments                        956                 18              1,149                 35
Depreciation and amortization expense              565              2,018              1,204              3,993
Capital expenditures                               181                 --                477                 --

3) Loan Payable

     The 7.8% Term Loan due through 2002 is secured by the stock of the Property and Casualty Companies. Certain covenants exist on this loan, the most significant being the requirement to maintain a minimum GAAP net worth, minimum statutory surplus in the insurance companies, a fixed ratio of net premiums to surplus and a minimum debt service coverage. At June 30, 2000, the Company was in compliance with the covenants under the loan agreement.

     The Company's required principal payments on the Term Loan for the respective years are $633,000 in 2000, $1,343,000 in 2001, and $727,000 in 2002.
Interest expense for the loan for the three months and six months ended June 30, 2000 and 1999 were $62,000 and $129,000 and $85,000 and $164,000 for 1999, respectively.

     In addition, the Company has available a $4,500,000 revolving line of credit through 2001 at a rate of LIBOR plus 175 basis points or the banks' base rate. The line is also secured by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. At June 30, 2000, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of .05% on the unused balance.

4) Treasury Stock

     The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of re-issuance price over repurchase cost is treated as an increase of paid-in capital. Net issuances/(purchases) of treasury stock for the six months ended June 30, 2000 and 1999 amounted to 10,878 and (27,445) shares, respectively.

5) Lease Commitments and Rentals

     During the second quarter of 2000, the Company, through one of its insurance brokerage subsidiaries, Kaye Insurance Associates, Inc., entered into a lease for office space in Woodbury, New York for occupancy in the fourth quarter of 2000. In addition, subsequent to June 30, 2000, the Company, through another of its insurance brokerage subsidiaries, Kaye-Western Insurance & Risk Services, Inc., entered into a lease for office space in Arcadia, California for occupancy in the fourth quarter of 2000. Minimum annual rental commitments as of June 30, 2000 under various non-cancelable operating leases, (including the new leases mentioned above), for office space and equipment are as follows (in thousands):

                            Years Ending December 31,

                           2000 .................. $1,668
                           2001 ..................  3,269
                           2002 ..................  1,277
                           2003 ..................    889
                           Thereafter ............  5,428
                                                  -------
                                                   12,531
                      Sub-lease rental income.....    (45)
                                                  -------
                      Net rental commitments .....$12,486
                                                  -------

6) Earnings Per Share

     Earnings per common share for the three months and six months ended June 30, 2000 and 1999 have been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                         Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                               --------                       --------
                                                          2000           1999             2000         1999
                                                         ------         ------           ------       ------
Net income (numerator)                                   $2,917         $2,123           $4,539       $3,482
                                                         ------         ------           ------       ------

Weighted average common shares and effect of
dilutive shares used in the computation of
earnings per share:
         Average shares outstanding-basic                 8,466          8,448            8,464        8,457
         Effect of dilutive shares                          104            142              145          143
                                                         ------         ------           ------       ------
         Average shares outstanding-diluted
         (denominator)                                    8,570          8,590            8,609        8,600
                                                         ------         ------           ------       ------
Earnings per common share:
         Basic                                            $0.34          $0.25            $0.54        $0.41
         Diluted                                          $0.34          $0.25            $0.53        $0.40

7) Dividends

     On June 20, 2000, the Board of Directors declared a quarterly dividend of $.025 per share, payable July 20, 2000 to stockholders of record on June 30, 2000.

8) Changes in Accounting Policies - Accounting Standards not yet Adopted

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Any change required by the SAB must be made in the fourth quarter 2000 with a cumulative effect accounting change. Management believes that this SAB will not have a material impact on the consolidated financial statements.

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

Results of Operations

Three months ended June 30, 2000
compared with three months ended June  30, 1999

Net Income

     Net Income for the three months ended June 30, 2000 increased by $794,000 to $2,917,000 or basic earnings per share of $0.34 compared to $2,123,000 or $0.25 for the same period last year, as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $1,634,000 to $2,048,000 in 2000 from $414,000 in 1999, primarily due to higher revenues, as discussed below.

     Total revenues in 2000 were $11,774,000 compared with $10,271,000 in 1999, an increase of $1,503,000 (15%). Gross commissions and fees were higher by $1,502,000 (12%) primarily as a result of new business and timing (billings in the second quarter of 2000 of certain renewal policies billed during the third quarter of 1999) exceeding lost business, price increases on certain lines of business and commission adjustments which are recorded when they occur. The commission expense rate (defined as commission incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business decreased from 18% to 16% which resulted in an increase in net commissions and fees of approximately $266,000. Investment income increased by $43,000 (17%) primarily due to higher fiduciary investments.

     Compensation and benefits decreased by $364,000 (6%) to $5,847,000 in 2000 compared to $6,211,000 in 1999. The decrease was mainly due to lower headcount and an increase in inter-company management fees allocated to the Property & Casualty Companies partially offset by increased internal commission expense.

     Amortization of intangibles increased $6,000 (2%) to $280,000 in 2000 compared with $274,000.

     Other operating expenses increased by $276,000 (9%) to $3,386,000 in 2000 from $3,110,000 in 1999. The increase was mainly due to higher consulting and advertising costs as well as higher premium financing fees offset by an increase in inter-company management fees allocated to the Property and Casualty Companies.

     Interest expense decreased by $49,000 (19%) to $213,000 in 2000 from $262,000 in 1999 as a result of reduced acquisition contingent consideration.

Property and Casualty Companies

     Income before income taxes decreased by $153,000 (6%) to $2,438,000 in 2000 from $2,591,000 in 1999. This decrease was primarily due to an increase in the combined ratio offset by an increase in net premiums earned, investment income and service fee income, as discussed below.

     Net premiums earned for 2000 increased by $1,017,000 (16%) to $7,526,000 from $6,509,000 in 1999. The increase was due to the growth in the Brokerage segment's managed programs via facultative reinsurance assumed and direct premiums.

     Net investment income increased by $70,000 (10%) to $777,000 in 2000 from $707,000 in 1999. The increase was due to an increase in investments.

     Net realized gains on investments of $81,000 in 2000, resulted from mutual fund capital gain distributions partially offset by capital losses on the maturity of bonds.

     Other income increased by $394,000 as a result of non-recurring service fee income.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) increased to 43% in 2000 from 32% in 1999. The increase was due to the growth in reinsurance liability business which generally experiences higher losses.

     The acquisition costs and general and administrative expenses ratio increased to 42% in 2000 from 39% in 1999. The increase was primarily due to an increase in inter-company management charges.

Corporate

     Net expenses before income taxes increased in 2000 by $269,000 to $196,000 from income before income taxes of $73,000 in 1999. In 1999, the segment's sole investment in Arista was reduced due to a liquidating distribution. Arista's management had indicated its intention to sell its remaining assets, its license to operate, and its stock. In 1999, the liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was included in net investment income and is the primary reason for the negative variance, along with increased consulting fees.

Provision for Income Taxes

     The provision for income taxes for 2000 and 1999 was $1,373,000 and $955,000, respectively, resulting in an effective tax rate of 32% and 31% for 2000 and 1999, respectively.

Six months ended June 30, 2000
compared with six months ended June 30, 1999

Net Income

     Net Income for the six months ended June 30, 2000 increased by $1,057,000 to $4,539,000 or basic earnings per share of $0.54 compared to $3,482,000 or $0.41 for the same period last year, as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $1,904,000 to $1,844,000 in 2000 from a loss before income taxes of $60,000 in 1999, primarily due to higher revenues and lower compensation and benefits, as discussed below.

     Total revenues in 2000 were $20,884,000 compared with $19,185,000 in 1999, an increase of $1,699,000 (9%). Gross commissions and fees were higher by $2,214,000 (10%) primarily as a result new business and timing (billings in the second quarter of 2000 of certain renewal policies billed during the third quarter of 1999) exceeding lost business, price increases on certain lines of business and commission adjustments which are recorded when they occur. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business remained unchanged at 17%. Investment income increased by $26,000 (4%) primarily due to higher fiduciary investments.

     Compensation and benefits decreased by $295,000 (3%) to $11,492,000 in 2000 compared to $11,787,000 in 1999. The decrease was mainly the result of lower headcount and an increase in inter-company management fees allocated to the Property & Casualty Companies partially offset by increased internal commission expense.

     Amortization of intangibles decreased $61,000 (10%) to $567,000 in 2000 compared with $628,000 in 1999 due to a reduction in certain intangibles acquired in 1998 as a result of the sale of the majority of the operations of Laub Group of Florida, Inc. and of certain assets of Florida Insurance Associates, Inc.

     Other operating expenses increased by $74,000 (1%) to $6,560,000 from $6,486,000.

     Interest expense increased by $77,000 as a result of the SRW acquisition which includes a related note payable to the Property and Casualty Companies partially offset by lower balances on other acquisitions.

Property and Casualty Companies

     Income before income taxes decreased by $44,000 (1%) to $5,163,000 in 2000 from $5,207,000 in 1999. The decrease was due to an increase in the combined ratio offset by an increase in net premiums earned, investment income, and service fee income, as discussed below.

     Net premiums earned increased by $1,661,000 (13%) to $14,590,000 in 2000 from $12,929,000 in 1999. The increase was due to the growth in the Brokerage segment's managed programs via facultative reinsurance assumed and direct premiums.

     Net investment income increased by $127,000 (9%) to $1,561,000 in 2000 from $1,434,000 in 1999. The increase was due to an increase in investments.

     Net realized gains on investments of $466,000 in 2000, resulted from re-balancing equity investments to include mutual funds and capital gain distributions from certain mutual funds partially offset by capital losses on the maturity of bonds.

     Other income increased by $394,000 as a result of non-recurring service fee income.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) increased to 41% in 2000 from 33% in 1999. The increase was due to the growth in reinsurance liability business which generally experiences higher losses.

     The acquisition costs and general and administrative expenses ratio increased to 41% in 2000 from 38% in 1999. The increase was primarily due to an increase in inter-company management fees.

Corporate

     Net expenses before income taxes increased by $232,000 to $332,000 in 2000 from $100,000 in 1999. In 1999, the segment's sole investment in Arista was reduced due to a liquidating distribution. Arista's management had indicated its intention to sell its remaining assets, its license to operate, and its stock. In 1999, the liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was included in net investment income and is the primary reason for the negative variance, along with increased consulting fees.

Provision for Income Taxes

     The provision for income taxes for 2000 and 1999 was $2,136,000 and $1,565,000, respectively, resulting in an effective tax rate of 32% and 31% for 2000 and 1999, respectively.

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

     Total assets  increased by $3,141,000 (2%) to $152,353,000 at June 30, 2000
from $149,212,000 at December 31, 1999. Total liabilities decreased by $956,000 (1%) to $101,005,000 at June 30, 2000 from $101,961,000 at December 31, 1999.

     Stockholders' equity increased by $4,097,000 (9%) to $51,348,000 at June 30, 2000, from $47,251,000 at December 31, 1999. The increase in equity resulted from net income of $4,539,000, $91,000 for issuances of treasury stock, and $10,000 related to amortization of unearned compensation under the Company's Stock Performance Plan, offset by dividends paid of $423,000, and an increase in net unrealized depreciation of investments of $120,000.

     The Company maintains a substantial level of cash and liquid short term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of June 30, 2000, the Company had cash and short term investments of $27,577,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     As presented in the Consolidated Statements of Cash Flows, the Company's cash and cash equivalents decreased by $10,161,000 for the period ended June 30, 2000. Operating activities used cash of $6,162,000 primarily for the payment of premiums to insurance markets. Investing activities used cash of $2,697,000 primarily for the purchase of investments and acquisition payments. Financing
activities   used  cash  of  $1,302,000  for  payments  of  dividends  and  loan repayments.

Year 2000 Compliance

     A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine year 2000 exposure. The Insurance Companies primarily issued policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000, that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies did not issue year 2000 exclusions on these policies. The Insurance Companies also issued a number of policies with greater limits of coverage, and included a year 2000 exclusion on such policies. The Company is aware that year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions.

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

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

     On May 15, 2000, the Company's Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for action or approval.

1. The shareholders elected eight directors of the Company, each to serve until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal. The votes for these directors are set forth below.

                                              FOR           AGAINST
                                              ---           -------

             Bruce D. Guthart              5,907,935        258,600
             Howard Kaye                   5,900,777        265,758
             Michael P. Sabanos            5,907,935        258,600
             Robert L. Barbanell           5,907,935        258,600
             Richard B. Butler             5,907,935        258,600
             Elliot S. Cooperstone         5,772,052        394,483
             David Ezekiel                 5,907,935        258,600
             Ned L. Sherwood               5,907,935        258,600

Other matters voted upon and approved by the shareholders at the Meeting, and the number of votes cast with respect to each such matter, were as follows:

2. The shareholders approved a proposal to amend the Company's Stock Option Plan and Restated Supplement Stock Option Plan by merging the Plans and increasing the number of shares of common stock available for the grant of awards from 1,000,000 to 1,350,000 shares.

                                       FOR           AGAINST
                                       ---           -------

                                    5,742,023        424,512


Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

Exhibit
Number       Description
------       -----------

11           Earnings Per Share Calculation

27           Consolidated Financial Data Schedule

     b)   Reports on Form 8-K

There were no reports on Form 8-K for the period April 1, 2000 to June 30, 2000.

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


                                             KAYE GROUP INC.
                                             ---------------
                                             Registrant


August 11, 2000                 /s/ Bruce D. Guthart
                                    --------------------------------------------
                                    Bruce D. Guthart, Chairman, President and
                                    Chief Executive Officer



August 11, 2000                 /s/ Michael P. Sabanos
                                    --------------------------------------------
                                    Michael P. Sabanos, Executive Vice President
                                    and Chief Financial Officer