Form 10-Q
period 2000-09-30
KAYE GROUP INC
filed 2000-11-14
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               -------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to __________________

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

            Yes x       No
               ----       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                       As of October 6, 2000 - 8,476,003

- Total number of pages filed including cover and under pages 25
- Exhibit index is located on page 19

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART  I  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets as of
September 30, 2000 and December 31, 1999                                    3

Consolidated Statements of Income for the
Three months and nine months ended September 30, 2000 and 1999              5

Consolidated Statements of Cash Flows for the
Nine months ended September 30, 2000 and 1999                               7

Consolidated Statements of Comprehensive Income for the
Three months and nine months ended September 30, 2000 and 1999              8

Notes to Unaudited Consolidated Financial Statements                        9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                              12

Year 2000 Compliance                                                       17

Safe Harbor Disclosure                                                     18

PART  II   OTHER  INFORMATION                                              19

Item 1. - Financial Statements

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999
                   (in thousands, except par value per share)


                                                                                                         2000                 1999
                                                                                                    ---------------     ------------
                                                                                                     (UNAUDITED)
     ASSETS

     INSURANCE BROKERAGE COMPANIES:
     Current assets:
          Cash and cash equivalents
               (including short term investments, and funds held in a fiduciary
               capacity of $19,852 and $25,610) ..................................................         $ 20,438         $ 27,678
          Premiums and other receivables .........................................................           33,320           27,265
          Prepaid expenses and other assets ......................................................            2,783            1,717
                                                                                                           --------         --------
          Total  current assets ..................................................................           56,541           56,660

     Fixed assets (net of accumulated depreciation of $7,769 and $6,922) .........................            4,327            3,770
     Intangible assets (net of accumulated amortization of $4,509 and $3,845) ....................           11,046           10,228
     Other assets ................................................................................              660              195
                                                                                                           --------         --------
          Total assets - insurance brokerage companies ...........................................           72,574           70,853
                                                                                                           --------         --------

     PROPERTY AND CASUALTY COMPANIES:
     Investments available-for-sale:
          Fixed maturities, at market value (amortized cost: 2000, $42,640;
              1999, $42,273) .....................................................................           42,165           41,304
          Equity securities, at market value (cost:2000, $7,408; 1999, $3,873) ...................            7,865            4,496
          Short term investments, at cost, which approximates market value .......................            7,427            5,500
                                                                                                           --------         --------
          Total investments ......................................................................           57,457           51,300

     Cash and cash equivalents ...................................................................            5,437            8,827
     Accrued interest and dividends ..............................................................              848              873
     Premiums receivable .........................................................................            1,317            2,333
     Reinsurance recoverable on paid and unpaid losses ...........................................            4,328            2,747
     Prepaid reinsurance premiums ................................................................              830              488
     Deferred acquisition costs ..................................................................            3,081            4,313
     Deferred income taxes .......................................................................            1,209            1,236
     Other assets ................................................................................            4,042            4,520
                                                                                                           --------         --------
          Total assets - property and casualty companies .........................................           78,549           76,637
                                                                                                           --------         --------

     CORPORATE:
     Cash and cash equivalents ...................................................................              358            1,233
     Prepaid expenses and other assets ...........................................................               82              153
     Investments:
          Equity securities, at market value (cost:2000, $308, and 1999, $243) ...................              487              243
     Deferred income taxes .......................................................................                0               93
                                                                                                           --------         --------
          Total assets - corporate ...............................................................              927            1,722
                                                                                                           --------         --------

          Total assets ...........................................................................         $152,050         $149,212
                                                                                                           --------         --------





See notes to unaudited consolidated financial statements
                                        3

                                 KAYE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999
                   (in thousands, except par value per share)

                                                                                                         2000                 1999
                                                                                                    ---------------     ------------
                                                                                                     (UNAUDITED)
     LIABILITIES

     INSURANCE BROKERAGE COMPANIES:
     Current liabilities:
          Premiums payable and unearned commissions ........................................          $  41,308           $  42,161
          Accounts payable and accrued liabilities .........................................              8,461               8,103
          Notes payable ....................................................................                518                 527
                                                                                                      ---------           ---------
          Total current liabilities ........................................................             50,287              50,791
     Notes payable .........................................................................                451                 841
     Deferred income taxes .................................................................                485                 491
                                                                                                      ---------           ---------
          Total liabilities-insurance brokerage companies ..................................             51,223              52,123
                                                                                                      ---------           ---------

     PROPERTY AND CASUALTY COMPANIES:
     Liabilities:
          Unpaid losses and loss expenses ..................................................             25,792              23,969
          Unearned premium reserves ........................................................             10,454              13,694
          Accounts payable and accrued liabilities .........................................              7,196               7,953
          Other liabilities ................................................................                182                 245
                                                                                                      ---------           ---------
          Total liabilities - property and casualty companies ..............................             43,624              45,861
                                                                                                      ---------           ---------

     CORPORATE:
     Current liabilities:
          Accounts payable and accrued liabilities .........................................                225                 300
          Loan payable .....................................................................              1,317               1,241
          Deferred income taxes ............................................................                140
          Income taxes payable .............................................................                445                 366
                                                                                                      ---------           ---------
          Total current liabilities ........................................................              2,127               1,907
     Loan payable-long-term ................................................................              1,073               2,070
                                                                                                      ---------           ---------
          Total liabilities-corporate ......................................................              3,200               3,977
                                                                                                      ---------           ---------

          Total liabilities ................................................................             98,047             101,961
                                                                                                      ---------           ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
          Preferred stock, $1.00 par value; 1,000 shares authorized;
               none issued or outstanding
          Common stock, $.01 par value; 20,000 shares authorized;
               shares issued and outstanding (2000, 8,476; 1999, 8,458) ....................                 85                  85
          Paid-in capital ................................................................               18,019              18,019
          Accumulated other comprehensive income, net of deferred
               income tax liability (benefit)  (2000, $55; 1999, ($118)) ...................                106                (228)
           Unearned stock grant compensation ...............................................               (239)               (254)
           Retained earnings ...............................................................             36,112              29,858
           Common stock in Treasury, shares at cost (2000, 10; 1999, 28) ...................                (80)               (229)
                                                                                                      ---------           ---------

          Total stockholders' equity .......................................................             54,003              47,251
                                                                                                      ---------           ---------

          Total liabilities and stockholders' equity .......................................          $ 152,050           $ 149,212
                                                                                                      ---------           ---------


See notes to unaudited consolidated financial statements
                                        4

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the three months and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                                 Three Months Ended             Nine Months Ended
                                                                               ----------------------       ------------------------
                                                                                 2000          1999            2000          1999
                                                                               ----------    --------       -----------    ---------

INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net .........................................      $  9,984       $ 8,660       $ 30,237       $ 27,240
     Investment income ..................................................           390           509          1,021          1,114
                                                                               --------       -------       --------       --------

     Total revenues .....................................................        10,374         9,169         31,258         28,354
                                                                               --------       -------       --------       --------

Expenses:
     Compensation and benefits ..........................................         5,959         5,492         17,451         17,279
     Amortization of intangibles ........................................           295           313            862            941
     Other operating expenses ...........................................         3,396         3,014          9,956          9,500
                                                                               --------       -------       --------       --------

     Total operating expenses ...........................................         9,650         8,819         28,269         27,720
                                                                               --------       -------       --------       --------

     Interest expense ...................................................           234           209            655            553
                                                                               --------       -------       --------       --------

     Income before income taxes-insurance brokerage companies ...........           490           141          2,334             81
                                                                               --------       -------       --------       --------

PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written ...............................................         8,319         7,893         18,803         16,932
     Change in unearned premiums ........................................          (524)       (1,089)         3,582          2,801
                                                                               --------       -------       --------       --------

     Net premiums earned ................................................         7,795         6,804         22,385         19,733
     Net investment income ..............................................           742           734          2,303          2,168
     Net realized (loss) gain on investments ............................          --             (76)           466            (96)
     Other income .......................................................            21            18            450             53
                                                                               --------       -------       --------       --------

     Total revenues .....................................................         8,558         7,480         25,604         21,858
                                                                               --------       -------       --------       --------

Expenses:
     Losses and loss expenses ...........................................         2,506         2,490          8,464          6,786
     Acquisition costs and general and administrative expenses ..........         3,121         2,547          9,046          7,422
                                                                               --------       -------       --------       --------

     Total expenses .....................................................         5,627         5,037         17,510         14,208
                                                                               --------       -------       --------       --------

     Income before income taxes-property and casualty companies .........         2,931         2,443          8,094          7,650
                                                                               --------       -------       --------       --------

CORPORATE
Revenues:
     Net investment income ..............................................             5           (50)            94            209

Expenses:
     Other operating expenses ...........................................            63           102            355            297

     Interest expense ...................................................            56            80            185            244
                                                                               --------       -------       --------       --------

     Net expenses before income taxes-corporate .........................          (114)         (232)          (446)          (332)
                                                                               --------       -------       --------       --------




See notes to unaudited consolidated financial statements
                                        5

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the three months and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                                            Three Months Ended                Nine Months Ended
                                                                         -------------------------         -------------------------
                                                                            2000           1999                2000          1999
                                                                          ---------     ----------         -----------    ----------


Income before income taxes .......................................           3,307            2,352           9,982           7,399
                                                                           -------          -------          ------         -------

Provision (benefit) for income taxes

     Current .....................................................           1,056              872           3,013           2,479
     Deferred ....................................................             (98)            (243)             81            (285)
                                                                           -------          -------          ------         -------

     Total provision for income taxes ............................             958              629           3,094           2,194
                                                                           -------          -------          ------         -------

Net income .......................................................         $ 2,349          $ 1,723          $6,888         $ 5,205
                                                                           -------          -------          ------         -------

EARNINGS PER SHARE

     Basic .......................................................         $  0.28          $  0.20          $ 0.81         $  0.62
                                                                           -------          -------          ------         -------

     Diluted .....................................................         $  0.27          $  0.20          $ 0.80         $  0.60
                                                                           -------          -------          ------         -------

Weighted average of shares outstanding - basic ...................           8,473            8,460           8,467           8,460
                                                                           -------          -------          ------         -------

Weighted average shares outstanding and
share equivalents outstanding - diluted ..........................           8,610            8,655           8,609           8,621
                                                                           -------          -------          ------         -------





See notes to unaudited consolidated financial statements
                                        6

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                            2000                 1999
                                                                          ----------          -----------

      CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME                                                             $6,888               $5,205
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        cash provided by (used in) operating activities:
        Deferred acquisition costs                                            1,232                  918
        Amortization of bond premium - net                                      514                  494
        Deferred income taxes                                                    81                 (285)
        Net realized loss (gains) on investments                               (530)                 363
        Depreciation and amortization expense                                 1,977                1,864
        Change in assets and liabilities:
           Accrued interest and dividends                                        25                   27
           Premiums and other receivables                                    (6,250)              25,752
           Prepaid expenses and other assets                                   (871)                (652)
           Premiums payable                                                    (916)             (30,646)
           Accounts payable and accrued liabilities                            (133)                (546)
           Unpaid losses and loss expenses                                    1,823                2,363
           Unearned premium reserves                                         (3,240)              (2,582)
           Income taxes payable                                                  79                 (418)
                                                                          ----------          -----------

           Net cash provided by operating activities                            679                1,857
                                                                          ----------          -----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      INVESTMENTS AVAILABLE - FOR - SALE :
         PURCHASE OF FIXED MATURITIES                                        (6,886)             (10,543)
         PURCHASE OF EQUITY SECURITIES                                       (6,383)              (3,407)
         PURCHASE OF SHORT TERM INVESTMENTS                                  (1,927)              (2,980)
         MATURITIES OF FIXED MATURITIES                                       3,924                4,309
         SALES OF FIXED MATURITIES                                            1,984                3,938
         SALES OF EQUITY SECURITIES                                           2,946                  865
      PURCHASE OF FIXED ASSETS                                               (1,769)                (778)
      ACQUISITION PAYMENTS                                                   (2,119)              (4,414)
                                                                          ----------          -----------

           Net cash used in investing activities                            (10,230)             (13,010)
                                                                          ----------          -----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      ACQUISITION DEBT-REPAYMENT                                               (281)                (375)
      NOTES AND LOAN PAYABLE-REPAYMENT                                       (1,039)              (1,161)
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                          35
      ACQUISITION OF TREASURY STOCK                                                                 (935)
      PAYMENT OF DIVIDENDS                                                     (634)                (635)
                                                                          ----------          -----------

           Net cash used in financing activities                             (1,954)              (3,071)
                                                                          ----------          -----------

      NET CHANGE IN CASH AND CASH EQUIVALENTS                               (11,505)             (14,224)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       37,738               45,443
                                                                          ----------          -----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $26,233              $31,219
                                                                          ----------          -----------

      SUPPLEMENTAL CASH FLOW DISCLOSURE:
        Interest expense                                                       $830                 $698
        Income taxes                                                         $2,933               $2,897

      NONCASH FINANCING ACTIVITY:
        REISSUANCE OF TREASURY STOCK FOR AN ACQUISITION                        $149                 $585
        Reissuance of treasury stock under the restricted stock plan                                $222

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        7

                                 KAYE GROUP INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the
         three months and nine months ended September 30, 2000 and 1999
                                 (in thousands)
                                   (UNAUDITED)



                                                                                     Three Months Ended        Nine Months Ended
                                                                                   2000         1999           2000         1999
                                                                                 ---------    ----------     ---------    ----------


NET INCOME                                                                         $2,349        $1,723        $6,888        $5,205

Other comprehensive income:

      Unrealized (depreciation) appreciation of investments available-for-sale, net of deferred income tax liability (benefit)
      (2000,  $234, $303;  1999,  ($141), ($557)                                      454          (273)          586        (1,079)

      Less: reclassification adjustment for (gain) loss included in net income, net of deferred  income tax (liability) benefit
      (2000,  $0, ($130);  1999,  $45, $107)                                            0            88          (252)          208
                                                                                 ---------    ----------     ---------    ----------

      Total other comprehensive income (loss)                                         454          (185)          334          (871)
                                                                                 ---------    ----------     ---------    ----------

COMPREHENSIVE INCOME                                                               $2,803        $1,538        $7,222        $4,334
                                                                                 ---------    ----------     ---------    ----------












See notes to unaudited consolidated financial statements
                                        8

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The consolidated financial statements as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 2000 are not indicative of results for the full year.

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

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months and nine months ended September 30, 2000 and 1999:


                                                Business Segments - 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                         3 months ended September 30,             9 months ended September 30,
                                                         -----------------------------            ----------------------------
                                                         Insurance         Property &             Insurance       Property &
(in thousands)                                           Brokerage         Casualty               Brokerage           Casualty
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external sources ........................      $9,056           $7,795                $28,583           $22,385
Revenue from other segments ..........................         928               21                  1,654                57
Interest income from other segments ..................        --                 71                   --                 205
Depreciation and amortization expense ................         743            2,415                  1,950             6,964
Capital expenditures .................................       1,276             --                    1,769              --


                                                Business Segments - 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                         3 months ended September 30,             9 months ended September 30,
                                                         -----------------------------            ----------------------------
                                                         Insurance         Property &             Insurance       Property &
(in thousands)                                           Brokerage         Casualty               Brokerage           Casualty
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external sources ........................      $7,612           $6,804                $25,043           $19,733
Revenue from other segments ..........................       1,048               18                  2,197                53
Depreciation and amortization expense ................         641            2,117                  1,845             6,110
Capital expenditures .................................         301             --                      778              --

3)   Loan Payable

     The 7.8% Term Loan due through 2002 is secured by the stock of the Property and Casualty Companies. Certain covenants exist on this loan, the most significant being the requirement to maintain a minimum GAAP net worth, minimum statutory surplus in the insurance companies, a fixed ratio of net premiums to surplus and a minimum debt service coverage. At September 30, 2000, the Company was in compliance with the covenants under the loan agreement.

     The Company's required principal payments on the Term Loan for the respective years are $320,000 in 2000, $1,343,000 in 2001, and $727,000 in 2002.
Interest expense for the loan for the three months and nine months ended September 30, 2000 and 1999 were $56,000 and $185,000 for 2000, and $80,000 and
$244,000 for 1999, respectively.

     In addition, the Company has available a $4,500,000 revolving line of credit through 2001 at a rate of LIBOR plus 175 basis points or the banks' base rate. The line is also secured by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. At September 30, 2000, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of .05% on the unused balance.

4)  Treasury Stock

     The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of re-issuance price over repurchase cost is treated as an increase of paid-in capital. Net issuances/(purchases) of treasury stock for the nine months ended September 30, 2000 and 1999 amounted to 17,708 and (15,307) shares, respectively.

5)  Lease Commitments and Rentals

     During the second quarter of 2000, the Company, through one of its insurance brokerage subsidiaries, Kaye Insurance Associates, Inc., entered into a lease for office space in Woodbury, New York for occupancy in the fourth quarter of 2000. In addition, during the third quarter of 2000, the Company, through another of its insurance brokerage subsidiaries, Kaye-Western Insurance & Risk Services, Inc., entered into a lease for office space in Arcadia, California for occupancy in the fourth quarter of 2000. Minimum annual rental commitments as of September 30, 2000 under various non-cancelable operating leases, (including the new leases mentioned above), for office space and equipment are as follows (in thousands):

                            Years Ending December 31,

                      2000    ..............................  $   694
                      2001    ..............................    3,108
                      2002    ..............................    1,199
                      2003    ..............................      859
                      Thereafter  ..........................    5,932
                                                              -------
                                                               11,792
             Sub-lease rental income........................     (268)
                                                              -------
             Net rental commitments ........................  $11,524

6)  Earnings Per Share

     Earnings per common share for the three months and nine months ended September 30, 2000 and 1999 have been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                                           Three months ended         Nine months ended
                                                                                September 30,           September  30,
                                                                           ------------------        -------------------
                                                                           2000          1999         2000         1999
                                                                           ----          ----        ------       ------

Net income (numerator) .............................................       $2,349       $1,723       $6,888       $5,205
                                                                           ------       ------       ------       ------

Weighted average common shares and effect of
dilutive shares used in the computation of
earnings per share:
         Average shares outstanding-basic ..........................        8,473        8,460        8,467        8,460
         Effect of dilutive shares .................................          137          195          142          161
                                                                           ------       ------       ------       ------
         Average shares outstanding-diluted
         (denominator) .............................................        8,610        8,655        8,609        8,621
                                                                           ------       ------       ------       ------
Earnings per common share:
         Basic .....................................................       $ 0.28       $ 0.20       $ 0.81       $0.62
         Diluted ...................................................       $ 0.27       $ 0.20       $ 0.80       $0.60

7)   Dividends

     On September 20, 2000, the Board of Directors declared a quarterly dividend of $.025 per share, payable October 20, 2000 to stockholders of record on September 30, 2000.

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


Results of Operations

Three months ended September 30, 2000
compared with three months ended September 30, 1999

Net Income

     Net Income for the three months ended September 30, 2000 increased by $626,000 to $2,349,000 or basic earnings per share of $0.28 compared to $1,723,000 or $0.20 for the same period last year, as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $349,000 to $490,000 in 2000 from $141,000 in 1999, primarily due to higher revenues, as discussed below.

     Total revenues in 2000 were $10,374,000 compared with $9,169,000 in 1999, an increase of $1,205,000 (13%). Gross commissions and fees were higher by $1,934,000 (17%) primarily as a result of new business exceeding lost business, price increases on certain lines of business and commission adjustments on prior period renewals which are recorded when they occur. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 24% to 26% which resulted in a decrease in net commissions and fees of approximately $254,000. Investment income decreased by $119,000 (23%) primarily due to a non-recurring gain on a miscellaneous investment in 1999.

     Compensation and benefits increased by $467,000 (9%) to $5,959,000 in 2000 compared to $5,492,000 in 1999. The increase was mainly due to increased annual incentive based compensation accruals and increased internal commission expense partially offset by compensation reductions due to lower headcount and an increase in inter-company management fees allocated to the Property and Casualty Companies.

     Amortization of intangibles decreased $18,000 (6%) to $295,000 in 2000 compared with $313,000 in 1999 due to a reduction in certain intangibles acquired in 1998.

     Other operating expenses increased by $382,000 (13%) to $3,396,000 in 2000 from $3,014,000 in 1999. The increase was mainly due to higher consulting and advertising costs offset by an increase in inter-company management fees allocated to the Property and Casualty Companies.

     Interest expense increased by $25,000 (12%) to $234,000 in 2000 from $209,000 in 1999 as a result of higher interest rates.


Property and Casualty Companies

     Income before income taxes increased by $488,000 (20%) to $2,931,000 in 2000 from $2,443,000 in 1999. This increase was due to an increase in net premiums earned together with a decrease in the combined ratio, as discussed below.

     Net premiums earned for 2000 increased by $991,000 (15%) to $7,795,000 from $6,804,000 in 1999. The increase was due to the growth in the Brokerage segment's managed programs which are insured via direct premiums and facultative reinsurance assumed.

     Net investment income was $742,000 in 2000 as compared to $734,000 in 1999.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) decreased to 32% in 2000 from 37% in 1999. The decrease was due to a favorable property loss development on prior-year losses offset by the growth in the reinsurance liability business which generally experiences a higher loss frequency.

     The acquisition costs and general and administrative expense ratio increased to 40% in 2000 from 37% in 1999. The increase was primarily due to an increase in inter-company management charges and contingent commissions earned by the Brokerage segment.


Corporate

     Net expenses before income taxes decreased in 2000 by $118,000 to $114,000 from $232,000 in 1999 primarily due to lower consulting fees and interest expense for 2000 as well as the 1999 reduction in fair market value of Arista, which was included as a reduction in net investment income in the prior year.


Provision for Income Taxes

     The provision for income taxes for 2000 and 1999 was $958,000 and $629,000, respectively. The 2000 and 1999 provisions reflect an adjustment to match the tax rate on the Company's income tax returns resulting in an effective tax rate of 29% and 27% for 2000 and 1999, respectively.

Nine months ended September 30, 2000
compared with nine months ended September 30, 1999

Net Income

     Net Income for the nine months ended September 30, 2000 increased by $1,683,000 to $6,888,000 or basic earnings per share of $0.81 compared to $5,205,000 or $0.62 for the same period last year, as explained below.

Insurance Brokerage Companies

     Income before income taxes increased by $2,253,000 to $2,334,000 in 2000 from $81,000 in 1999, primarily due to higher revenues, as discussed below.

     Total revenues in 2000 were $31,258,000 compared with $28,354,000 in 1999, an increase of $2,904,000 (10%). Gross commissions and fees were higher by $4,148,000 (12%) primarily as a result new business exceeding lost business, price increases on certain lines of business and commission adjustments on prior period renewals which are recorded when they occur. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 19% to 21% which resulted in a decrease in net commissions and fees of approximately $693,000. Investment income decreased by $93,000 (8%) primarily due to a non-recurring gain on a miscellaneous investment in 1999.

     Compensation and benefits increased by $172,000 (1%) to $17,451,000 in 2000 compared to $17,279,000 in 1999. The increase was mainly the result of increased annual incentive based compensation accruals and increased internal commission expense partially offset by compensation reductions due to lower headcount and an increase in inter-company management fees allocated to the Property and Casualty Companies.

     Amortization of intangibles decreased $79,000 (8%) to $862,000 in 2000 compared with $941,000 in 1999 due to a reduction in certain intangibles acquired in 1998.

     Other operating expenses increased by $456,000 (5%) to $9,956,000 from $9,500,000. The increase was mainly due to increased consulting expense partially offset by an increase in inter-company management fees allocated to the Property and Casualty Companies.

     Interest expense increased by $102,000 (18%) to $655,000 in 2000 from $553,000 in 1999 as a result of the 1999 SRW acquisition which includes a related note payable to the Property and Casualty Companies and higher interest rates partially offset by lower balances on other acquisitions.

Property and Casualty Companies

     Income before income taxes increased by $444,000 (6%) to $8,094,000 in 2000 from $7,650,000 in 1999. The increase was due to an increase in net premiums earned, investment income, and service fee income offset by an increase in the combined ratio, as discussed below.

     Net premiums earned increased by $2,652,000 (13%) to $22,385,000 in 2000 from $19,733,000 in 1999. The increase was due to the growth in the Brokerage segment's managed programs which are insured via direct premiums and facultative reinsurance assumed.

     Net investment income increased by $135,000 (6%) to $2,303,000 in 2000 from $2,168,000 in 1999. The increase was due to an increase in investments.

     Net  realized  gains  on   investments  of  $466,000   resulting  from  the
re-balancing of equity investments to include mutual funds and capital gain distributions from certain mutual funds.

     Other income of $397,000 was non-recurring service fee income.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) increased to 38% in 2000 from 34% in 1999. The increase was due to the growth in reinsurance liability business which generally experiences a higher loss frequency offset by favorable property loss development on prior-year losses.

     The acquisition costs and general and administrative expense ratio increased to 40% in 2000 from 38% in 1999. The increase was due to an increase in inter-company management fees and contingent commissions earned by the Brokerage segment.


Corporate

     Net expenses before income taxes increased by $114,000 to $446,000 in 2000 from $332,000 in 1999 due to increased consulting fees.


Provision for Income Taxes

     The provision for income taxes for 2000 and 1999 was $3,094,000 and $2,194,000, respectively. The 2000 and 1999 provisions reflect an adjustment to match the tax rate on the Company's income tax returns resulting in an effective tax rate of 31% and 30% for 2000 and 1999, respectively.

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

     Total assets increased by $2,838,000 (2%) to $152,050,000 at September 30, 2000 from $149,212,000 at December 31, 1999. Total liabilities decreased by $3,914,000 (4%) to $98,047,000 at September 30, 2000 from $101,961,000 at
December 31, 1999.


     Stockholders' equity increased by $6,752,000 (14%) to $54,003,000 at September 30, 2000, from $47,251,000 at December 31, 1999. The increase in equity resulted from net income of $6,888,000, an increase in net unrealized appreciation of investments of $334,000, $149,000 for issuances of treasury stock, and $15,000 related to amortization of unearned compensation under the Company's Stock Performance Plan, offset by dividends paid of $634,000.

     The Company maintains a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of September 30, 2000, the Company had cash and short-term investments of $26,233,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     As presented in the Consolidated Statements of Cash Flows, the Company's cash and cash equivalents decreased by $11,505,000 for the period ended September 30, 2000. Operating activities provided cash of $679,000. Investing activities used cash of $10,230,000 primarily for the purchase of investments and fixed assets, and acquisition payments. Financing activities used cash of $1,955,000 for payments of dividends and loan repayments.


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

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Securities Holders

Item 5.           Exhibits and Reports on Form 8-K

         a) Exhibits

Exhibit
Number            Description

11                Earnings Per Share Calculation

27                Consolidated Financial Data Schedule

         b)       Reports on Form 8-K

There were no reports on Form 8-K for the period July 1, 2000 to September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     KAYE GROUP INC.
                                                     ----------------
                                                            Registrant




November 13, 2000         /s/    Bruce D. Guthart
                          ------------------------------------------------------
                          Bruce D. Guthart, Chairman, President and
                          Chief Executive Officer



November 13, 2000           /s/    Michael P. Sabanos
                          ------------------------------------------------------
                          Michael P. Sabanos, Executive Vice President and
                          Chief Financial Officer

                             KAYE GROUP INC                           EXHIBIT 11
                     Earnings Per Share Calculation                  Page 1 of 4
              For the Three Months Ended September 30, 2000




   Shares outstanding at 12/31/99 .............      8,458,295      (A)

   Plus: Net Issuance of Treasury Stock .......         17,708

                                                  ------------
   Balance @ 9/30/00 ..........................      8,476,003      (B)

   Balance @ 6/30/00 ..........................      8,469,173      (C)

                                                  ------------
   Weighted average @ 9/30/00 .................      8,472,588      [(B)+(C)] /2
                                                  ------------


                                                      Three months
                                                         ended
                                                     Sept. 30,2000
                                                  ---------------------


    Net Income ................................    $ 2,349,000        (1)


 I. Average Shares: ...........................      8,472,588        (2)


II. Basic EPS .................................         0.2772        (1) / (2)
                                                  ============

III.Diluted EPS

              Weighted Average Shares .........      8,472,588        (2)
              Dilution ........................        137,634        (3)
                                                  ------------
                                                     8,610,222        (4)
                                                  ------------


              Diluted EPS .....................         0.2728        (1) / (4)
                                                  ============

                     KAYE GROUP INC                                   EXHIBIT 11
             Earnings Per Share Calculation                          Page 2 of 4
        For the Three Months Ended September 30,2000




IV.    Outstanding at September 30, 2000


                                                                                                               Weighted
                                       Units              Price/Share                 Proceeds                Average       Proceeds
                                     -------------     ----------------            -----------------        ---------     ----------
       A.    Options (8/17/93)             75,500     $         10.000           $          755,000
             Options (1/24/94               5,000               10.910                       54,550
             Options (2/3/94)                 500               11.630                        5,815
             Options (9/13/95)             15,000                7.880                      118,200
             Options (10/25/95)            39,750                8.430                      335,093
             Options (5/15/96)             10,000                7.060                       70,600          10,000          70,600
             Options (12/27/96)            15,000                5.000                       75,000          15,000          75,000
             Options (2/1/97)              35,000                5.000                      175,000          35,000         175,000
             Options (2/25/97)            157,950                5.060                      799,227          58,000         799,480
             Options (4/15/97)            200,000                5.000                    1,000,000          00,000       1,000,000
             Options (7/1/97)              10,000                4.970                       49,700          10,000          49,700
             Options (10/31/97)            15,000                8.030                      120,450
             Options (12/31/97)             5,000                6.640                       33,200           5,000          33,200
             Options (07/01/98)             2,000                6.700                       13,400           2,000          13,400
             Options (10/30/98)            20,000                6.170                      123,400          20,000         123,400
             Options (12/10/98)            21,800                6.600                      143,880          22,200         146,520
             Options (2/15/99)                800                7.410                        5,928
             Options (2/24/99)             40,000                7.380                      295,200
             Options (10/29/99)            20,000                8.240                      164,800
             Options (11/01/99)            48,500                8.240                      399,640
             Options (12/15/99)           252,500                7.500                    1,893,750
             Options (05/15/00)           122,500                7.500                      918,750
                                     -------------                                 -----------------        ---------     ----------
                                        1,111,800                                $        7,550,583          77,200  (5)  2,486,300
                                     =============                                 =================        =========     ==========

             Dilutive Shares              477,200 (5)                                     2,486,300 (6)
                                     =============                                 =================


 V.    Average market value/share


                                                                                       Average                   Close on
                                                                                        Close                    last day
                                                                                 =====================

                                      July                                                      6.635
                                      August                                                    7.712
                                      September                                                 7.619              5.938
                                                                                 ---------------------
                                                      Hash total 3 mths                        21.966
                                                                                 =====================


                                                                                                    3
                                                                                 ---------------------
             Average price per share Three mths                                                 7.322
                                                                                 =====================


VII.   Diluted


                                                                                     Three Months
                                                                                 ---------------------

                       Total Proceeds from exercise                             $           2,486,300   (6)
                       Divided by average price                                                 7.322

                       Repurchase shares of                                                   339,566

                       Shares issued (options)                                                477,200   (5)
                                                                                 ---------------------
                       Dilution - Shares                                                      137,634   (3)
                                                                                 =====================

                          KAYE GROUP INC                              EXHIBIT 11
                  Earnings Per Share Calculation                     Page 3 of 4
           For the Nine Months Ended September 30, 2000




      Shares outstanding at 12/31/99 ........     8,458,295  (A)

      Plus: Net Issuance of Treasury Stock ..        17,708

                                               -----------------
      Balance @ 9/30/00 .....................     8,476,003  (B)

      Balance @ 6/30/00 .....................     8,469,173  (C)

      Balance @ 3/31/00 .....................     8,463,357  (D)

                                               -----------------
      Weighted average @ 9/30/00 ............     8,466,707  [(A)+(B)+(C)+(D)]/4
                                               -----------------


                                                   Nine months
                                                      ended
                                                  Sept. 30,2000
                                               ---------------------


      Net Income                              $     6,888,000       (1)


 I.   Average Shares:                               8,466,707       (2)


II.   Basic EPS                                       0.8135         (1) / (2)
                                               =====================

III.  Diluted EPS

                      Weighted Average Shares       8,466,707       (2)
                      Dilution                       142,448        (3)
                                               ---------------------
                                                    8,609,155       (4)
                                               =====================



                      Diluted EPS                     0.8001         (1) / (4)
                                               =====================

                        KAYE GROUP INC                               EXHIBIT 11
                Earnings Per Share Calculation                      Page 4 of 4
           For the Nine Months Ended September 30,2000



IV.     Outstanding at September 30, 2000

                                                                                                        Weighted
                                       Units              Price/Share               Proceeds             Average           Proceeds
                                     -------------     ---------------           --------------       ------------       -----------
         A.    Options (8/17/93)           75,500     $        10.000           $      755,000
               Options (1/24/94             5,000              10.910                   54,550
               Options (2/3/94)               500              11.630                    5,815
               Options (9/13/95)           15,000               7.880                  118,200
               Options (10/25/95)          39,750               8.430                  335,093
               Options (5/15/96)           10,000               7.060                   70,600             10,000            70,600
               Options (12/27/96)          15,000               5.000                   75,000             15,000            75,000
               Options (2/1/97)            35,000               5.000                  175,000             35,000           175,000
               Options (2/25/97)          157,950               5.060                  799,227            158,625           802,643
               Options (4/15/97)          200,000               5.000                1,000,000            200,000         1,000,000
               Options (7/1/97)            10,000               4.970                   49,700             10,000            49,700
               Options (10/31/97)          15,000               8.030                  120,450
               Options (12/31/97)           5,000               6.640                   33,200              5,000            33,200
               Options (07/01/98)           2,000               6.700                   13,400              2,000            13,400
               Options (10/30/98)          20,000               6.170                  123,400             20,000           123,400
               Options (12/10/98)          21,800               6.600                  143,880             22,200           146,520
               Options (2/15/99)              800               7.410                    5,928                800             5,928
               Options (2/24/99)           40,000               7.380                  295,200             40,000           295,200
               Options (10/29/99)          20,000               8.240                  164,800
               Options (11/01/99)          48,500               8.240                  399,640
               Options (12/15/99)         252,500               7.500                1,893,750
               Options (05/15/00)         122,500               7.500                  918,750
                                     -------------                               --------------       ------------       -----------
                                        1,111,800                               $    7,550,583            518,625 (5)     2,790,591
                                     =============                               ==============       ============       ===========

               Dilutive Shares            518,625 (5)                                2,790,591 (6)
                                     =============                               ==============


 V.     Average market value/share

                                                                                          Average                Close on
                                                                                           Close                 last day
                                                                                    ---------------------        ---------
                  January                                                                          8.728
                  February                                                                         8.788
                  March                                                                            7.360         6.563
                                                                                    ---------------------
                                  Hash total 3 mths                                               24.876
                                                                                    =====================

                  April                                                                            6.765
                  May                                                                              7.179
                  June                                                                             5.979         5.813
                                                                                    ---------------------
                                  Hash total 3 mths                                               19.923
                                                                                    =====================

                  July                                                                             6.635
                  August                                                                           7.712
                  September                                                                        7.619         5.938
                                                                                    ---------------------
                                  Hash total 3 mths                                               21.966
                                                                                    =====================


                                                                                    ---------------------
                                  Hash total 9 mths                                               66.765
                                                                                    =====================

                                                                                  /                    9
                                                                                    ---------------------
                        Average price per share Nine mths                                          7.418
                                                                                    =====================


VII.    Diluted

                                                                                        Nine Months
                                                                                    ---------------------

                        Total Proceeds from exercise                               $           2,790,591   (6)
                        Divided by average price                                                   7.418

                        Repurchase shares of                                                     376,177

                        Shares issued (options)                                                  518,625   (5)
                                                                                    ---------------------
                        Dilution - Shares                                                        142,448   (3)
                                                                                    =====================