Form 10-K
period 2000-12-31
KAYE GROUP INC
filed 2001-04-02
CIK 907575

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT - 1934


For the Fiscal Year Ended December 31, 2000
Commission File Number 0-21988


                                 Kaye Group Inc.
             (exact name of registrant as specified in its charter)


         Delaware                                  13-3719772
(State or Other Jurisdict               (IRS Employer Identification No.)
Incorporation or Organization)

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

                                      None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 5, 2001 was approximately $65,000,000.

     Number of shares of the registrant's common stock outstanding as of March 5, 2001: 8,494,031.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 (incorporated by reference under Part III).

     Total number of pages filed including cover and under page 93.

     Index to Exhibits is on page 47.

                                 KAYE GROUP INC.

                                TABLE OF CONTENTS

Part I

Item 1.           Business                                                    4

Item 2.           Properties                                                 19

Item 3.           Legal Proceedings                                          20

Item 4.           Submission of Matters to a Vote of Security Holders        20


Part II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters                                        21

Item 6.           Selected Financial Data                                    22

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations           23

Item 8.           Financial Statements and Supplementary Data                36

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     36


Part III

Item 10.          Directors and Executive Officers of the Registrant         36

Item 11.          Executive Compensation                                     39

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management                           43

Item 13.          Certain Relationships and Related Transactions             45



Part IV

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                    46

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

          The Company's activities are conducted from offices in New York, New York, Arcadia, California, Westport, Connecticut, Woodbury, New York and Warwick, Rhode Island.

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

          The Retail Brokerage Business' primary strategy is to service middle market companies and organizations just below the Fortune 500 level for which other national brokers intensely compete. Within this middle market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, retail, manufacturing, houses of worship, law firms, homes for the aged and fine arts.

          During 2000, the Retail Brokerage Business serviced approximately 15,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees from insureds in connection with consulting services relating to the marketing of insurance.

          Program Brokerage Corporation ("PBC" or the "Program Brokerage Business") is a subsidiary of the Company and operates a wholesale insurance brokerage business which offers retail insurance agents and brokers innovative solutions to the twin insurance problems of price and availability of coverage. It accomplishes this by organizing pools of similar risks into specially designed alternative distribution programs through which it places insurance for affinity groups (the "Programs").

          The Program Brokerage Business is one of the leaders in the application of purchasing groups in the commercial insurance market. Approximately 73% of PBC's premium volume was generated by its own producers and approximately 800 unrelated retail insurance agent and broker producers serving approximately 10,500 insureds during 2000. The remaining 27% were derived from the Retail Brokerage Business. Approximately 35% of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

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

          The Insurance Companies underwrites property risks (loss or physical damage to property) and OLRI underwrites casualty risks (legal liability for personal injury or damaged property of others) for insureds in the United States. Insurance is sold principally through the Programs marketed by PBC which insure various types of businesses and properties that have similar risk characteristics, such as apartments, condominiums, cooperatives, restaurants, building maintenance companies, automobile service stations, retail stores, funeral homes and pharmacies, among others.

          The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Exposure to individual insureds on individual losses is thereby generally limited to between $10,000 and $25,000 per claim, depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, OLRI has issued policies on a selected basis with limits up to $3,500,000 with net retention on one policy of $100,000 of exposure and reinsuring the remaining limits with unaffiliated reinsurers rated A or better by A.M. Best Company ("A.M. Best"), a major rating agency for insurers. The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. OLRI pays CAC for its services. CAC also provides claims administration service to certain of the unaffiliated Program insurers for a fee.

History of the Company

1952 to 1993

          Prior to the initial public offering ("IPO") of Old Lyme Holding Corporation's ("Holding") common stock in August 1993, the operations of the Retail Brokerage Companies, PBC, the Insurance Companies and CAC were part of a single combined insurance and brokerage business owned by Kaye International L.P. ("KILP") and certain individuals. KILP, via several stock and asset acquisitions and mergers, traces its origins back to 1952. Prior to the IPO, KILP developed the concept of the "deductible" primary "layer" of insurance coverage administered through Programs. This business was placed through the Insurance Companies. In August 1993, after years of successful growth, the Insurance Companies, PBC and CAC were organized under Holding, of which approximately 33% were sold to the public.

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

          5. Holding changed its name to Kaye Group Inc.

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

2000

         The chart below reflects the current structure of the Company:


                         ------------------------------
                                 KAYE GROUP INC.
                             (Corporate Operations)
                         ------------------------------
                             /    100%          \    100%
                            /                    \
                           /                      \
    --------------------------------       -----------------------------------
    Insurance Brokerage Companies:         Property and Casualty Companies
      Kaye Insurance Associates, Inc.        Old Lyme Insurance Company of
      Kaye Insurance Associates, Inc.-         Rhode Island, Inc.
        New England                          Old Lyme Insurance Company, Ltd.
      Kaye-Western Insurance & Risk          Park Brokerage, Ltd.
        Services, Inc.                       Claims Administration Corporation
      Program Brokerage Corporation
    --------------------------------       -----------------------------------

2001

          On January 20, 2001, the Company reported that Hub International Limited ("Hub") had entered into a definitive agreement to acquire the Company through a merger transaction.

          Upon the merger, each holder of the Company's shares will receive $14.00 per share consisting of cash of $9.33 and $4.67 principal amount of 5 year 8.50% subordinate convertible debentures of Hub.

          Completion of this transaction, anticipated to occur in the second quarter of 2001, is subject to the receipt of satisfactory applicable regulatory approvals, approval of the merger by the shareholders of the Company, compliance with applicable legal and regulatory requirements and standard closing conditions. The holders of approximately 55% of the shares of the Company, under individual agreements, have agreed to vote in favor of the merger, and have granted Hub an irrevocable option to purchase their shares of the Company in the event that the merger is not completed.

          Immediately prior to the transaction all outstanding stock options shall become vested, and in return for their cancellation, the holders of options will receive a cash payment; and in return for the cancellation of all outstanding and awarded Performance Stock Shares, the holders will receive a cash payment at a later date. On completion of the transaction, the Company will record an expense of approximately $2,400,000 related to the cancellation of the awarded shares of the Stock Performance Plan.

          In addition, as a result of the transaction, the Company will incur related expenses of approximately $2.5 million during the period January 1, 2001 through completion of the transaction.

Affinity Group Marketing

          The Company generally services middle market entities just below the Fortune 500 level. Within this market, it has developed particular expertise and knowledge of risks facing a number of industry sections. Based on this expertise and knowledge, the Company develops and markets insurance programs for various purchasing groups (Affinity Group Marketing), including hospitals, churches, law firms, mental health practitioners, homes for the aged and fine arts, among others. Affinity Group Marketing programs (including alternative distribution programs) contribute 63% of the Company's 2000 consolidated revenues, excluding investment income.

Retail Brokerage Operations

          The Retail Brokerage Business generally services middle market entities as described above. Approximately 20% of the Retail Brokerage Business' 2000 revenues relate to such affinity groups. Of this 20%, approximately 44% of the related revenues are derived from unrelated insurance markets. The remaining 56% is derived from PBC. (The premium volume associated with this 56% represents approximately 27% of PBC's premium volume.) No premiums are placed with the Insurance Companies directly by the Retail Brokerage Business.

PBC and Insurance Companies Operations

          PBC designs alternative distribution programs for affinity groups and markets via a network of retail insurance brokers, including the Retail Brokerage Companies. PBC's distribution network includes its own producers and approximately 800 unrelated retail agent and broker producers. These producers account for 73% of PBC's premium volume. The Insurance Companies underwrite a portion of the Programs and only underwrite programs designed by PBC. Beginning in 2000 PBC began the placement of non-program related business on behalf of its unrelated retail agent and broker producer network. The Insurance Companies do not underwrite any of this business.

          During the past seven years the original 1:2 ratio of insurance premiums produced by unrelated retail brokers to insurance premiums produced by the Retail Brokerage Companies (the "Production Ratio"), respectively, has reversed. But production from both sources has grown. PBC's total premium volume for 2000 of $86,000,000 increased 26% over 1999. It is expected that the Production Ratio will approach 4:1 during 2001, consistent with PBC's strategy of growing the unrelated retail producer distribution network.

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

          The Insurance Companies' strategy is to underwrite only the first "layer" per claim (the deductible range) of the property and casualty insurance provided under the Programs developed by PBC. This limits their exposure to individual insureds on individual losses to the deductible range depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated insurers that provide coverage for losses above the first "layer" of risk underwritten by the Insurance Companies. The Insurance Companies believe that their rates for the first "layer" of risk, when combined with the rates of such other unrelated insurers for the coverage above such layer, are generally competitive with the rates that other insurance companies would charge to provide comparable coverage.

          The Insurance Companies currently participates in 27 alternative distribution programs. The major program groupings are as follows:

          The residential real estate programs provide property and casualty insurance for residential real estate including rental apartments, cooperatives, and condominiums. Policies protect the owner from property losses and casualty claims, such as claims brought by a tenant or member of the public injured on the premises. These programs are offered principally in the New York City area and have approximately 2,400 insureds.

          The restaurant programs insure restaurants against casualty claims (most typically brought by an injured restaurant patron) and property losses. Many of the restaurants that participate in these programs are "white tablecloth" restaurants. The restaurant programs have approximately 2,600 insureds.

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

          The restaurant programs, residential real estate programs and real estate umbrella program accounted for 76% of the net premiums earned by the Insurance Companies in 2000.

          The remaining programs represent 24% of the net premiums earned by the Insurance Companies in 2000. They have approximately 4,800 insureds and include, among others, the following affinity groups: catalog showrooms, homeowners, retail stores, drug stores, funeral directors, bars and taverns, waste haulers, laundromats and dry cleaners, New England restaurants, Asian American restaurants, automobile service stations, houses of worship, and main street small businesses.

          The following table sets forth the percentage of net premiums earned attributable to the programs and all other business during the years ended December 31, 2000, 1999, and 1998.


                                               Net Premiums Earned
                                             Years Ended December 31,
                                               2000   1999    1998
                                               ----   ----    ----
Residential real estate programs ...........    45%    45%    43%
Restaurant programs ........................    16%    22%    26%
Real estate umbrella program ...............    15%    16%    18%
Other ......................................    24%    17%    13%
                                               ----   ----   ----
                                               100%   100%   100%
                                               ----   ----   ----

Acquisitions

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

          During the first quarter of 1999, the Brokerage Operations acquired certain assets and liabilities of Seaman, Ross, & Wiener, Inc. ("SRW"). This acquisition was accounted for as a purchase. SRW, located in Woodbury, New York, enhances the general commercial, group benefits and life insurance Brokerage Operations in the New York City metropolitan area.

          During the first half of 2000, the Brokerage Operations sold the majority of operations of LGF at no gain or loss as well as certain assets and liabilities of FIA.

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

Seasonality

          The Brokerage Operations' revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and their related billings. This is due to the revenue recognition method for brokerage commissions which requires that a full year's commissions be recognized immediately upon the billing date of the related policies. This is based on the fact that substantially all of the expenses to obtain and service the business have been incurred at this point in time. However, premium revenues of the Insurance Companies are recognized ratably over the term of the related policies. As a result, there is little variation from quarter to quarter in the Property and Casualty Companies Operations' revenues.

          Consolidated revenues by quarter for 2000, 1999, and 1998 were earned as follows. Amounts shown represent a percentage of the related full year consolidated revenues.

                                   2000           1999           1998
                                   ----           -----          ----
First Quarter                       22%            23%           23%
Second Quarter                      26%            26%           24%
Third Quarter                       24%            24%           26%
Fourth Quarter                      28%            27%           27%


Competition, and Industry and Market Risk

          The Company is the 30th largest insurance broker in the United States according to "Business Insurance", a leading insurance industry publication. It operates in a highly competitive industry and faces competition from regional brokers and regional offices of worldwide brokers and insurers.

          The insurance brokerage business is highly competitive. The Company believes that it is well positioned to compete within its designated market because of the expertise and knowledge it has developed in servicing middle market companies, the Programs it has developed and the proprietary database of affinity group underwriting and claims information it has developed. In general, premium pricing and commission rate changes impact the Company and the insurance industry as a whole. The Company has been successful in replacing business lost from such premium and commission rate changes and attrition through new business developed from new accounts and programs, and extension of service to existing accounts.

          Many insurance companies which compete with OLRI have a higher A.M. Best-rating (OLRI is rated A-(Excellent)), and are larger and have greater financial, marketing and management resources than OLRI. Competition is based on many factors, including perceived overall financial strength of the insurer, premiums charged, policy terms and conditions, services offered, reputation and experience. Due to its size, management and operational flexibility, the Company can respond quickly to, and take advantage of, changing circumstances encountered in the marketplace.

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

          As part of its ongoing business, the Company is exposed to certain market risks of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposure is interest rate risk in regard to fixed rate domestic instruments and outstanding debt. At December 31, 2000, the Company has certain investments in equity securities, which have market risk exposure. It has no derivative instruments.

          The Company's financial instruments consist of corporate and municipal bonds, U.S. Treasury securities and equity securities that are classified as available for sale. The Company generally selects investment assets with characteristics such as duration, yield, currency, and liquidity to match cash flows of related insurance and reinsurance contracts. It selects medium term fixed rate investments to support general liability claims and shorter investments to support property claims.

          The fixed rate investment portfolio fair value and weighted average rate of return as of December 31, 2000 was $43,232,000 and 9.75%, respectively. The equity portfolio fair value and weighted average rate of return as of December 31, 2000 was $8,529,000 and (2)%, respectively. The weighted average rate of return is based on interest income or dividends earned plus or minus the change in realized and unrealized appreciation or depreciation during the year divided by the average beginning of the year and end of the year fair value of the respective portfolio. Interest on tax exempt investments is adjusted to reflect an equivalent taxable amount using the Company's effective tax rate.

          During the first quarter of 2001, the equity portfolio was liquidated and U.S. Treasury Bonds were purchased with the proceeds. A realized loss of approximately $200,000 resulted.


Year 2000 Compliance

          The Year 2000 issue arose from computer programs being written using two digits rather than four digits to define the applicable year, resulting in the perception that there would be failures in information technology systems and other equipment containing imbedded technology in the year 2000.

          A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine Year 2000 exposure. The Insurance Companies primarily issued policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000 that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies did not issue Year 2000 related exclusions on these policies. The Insurance Companies also issued a number of policies with greater limits of coverage, and included a Year 2000 exclusion on such policies. The Company is aware that Year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year

2000 exposures by re-interpreting insurance contracts and exclusions. As of December 31, 2000, the Company is not aware of any Year 2000 exposures.

Ceded Reinsurance

          OLRI has from time to time obtained reinsurance for portions of, or specific risks, under the first layer of risks underwritten by OLRI. Reinsurance has been placed with PXRE Reinsurance Company and The Hartford Steam Boiler Inspection and Insurance Co. which are rated A or better by A.M. Best. However, if reinsurance should become more widely available at economical prices, OLRI may increase the amount of reinsurance it purchases.

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

          The following table sets forth a reconciliation of the change in the reserves for outstanding losses and loss expenses, including paid losses and loss expenses, for each year in the three year period ended December 31, 2000.


                                                             Years Ended December 31,
                                                            ------------------------
                                                   2000                  1999                   1998
                                                   ----                  ----                   ----
                                                                    (in thousands)

Balance at January 1,                           $ 23,969              $ 21,567              $ 19,126
         Less reinsurance recoverables            (2,678)               (3,220)               (2,811)
                                                --------              --------              --------

         Net balance                              21,291                18,347                16,315
                                                --------              --------              --------
Incurred related to:
         Current year                             13,340                10,410                 8,461
         Prior years                              (1,070)                 (656)                   35
                                                --------              --------              --------
         Total incurred                           12,270                 9,754                 8,496
                                                --------              --------              --------

Paid related to:
         Current year                              2,809                 2,188                 1,877
         Prior years                               7,368                 4,622                 4,587
                                                --------              --------              --------
         Total paid                               10,177                 6,810                 6,464
                                                --------              --------              --------

Net balance at December 31,                       23,384                21,291                18,347
         Plus reinsurance recoverables             4,600                 2,678                 3,220
                                                --------              --------              --------

         Balance                                $ 27,984              $ 23,969              $ 21,567
                                                ========              ========              ========


          2000 and 1999 incurred provisions increased over prior year's amounts due to the growth of liability business. Incurred provision reductions in 2000 and 1999 relating to prior years were due to redundant property and liability reserves established in those years. Paid losses in 2000 and 1999 for both current and prior years increased over the prior year's amount due to the overall growth in business.

          The following table presents the development of unpaid losses and loss expense reserves for the past ten years for the Insurance Companies. During the ten year period covered by this table, OLB changed its fiscal year-end during 1990 from April 30 to December 31. In addition, Bermuda domiciled insurance companies, unlike U.S. domiciled insurers, are not required to file calendar year loss development information with regulatory authorities. Accordingly, the loss development information included in the following table with respect to OLB prior to 1992, reflects development data converted from the policy year loss development data maintained by OLB through the use of mathematical models. The top line of the table shows the estimated reserve for unpaid losses and loss expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss expenses for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available, principally about the frequency of claims for individual years. The table is presented gross of reinsurance for all years presented. The reinsurance recoverable on unpaid losses at December 31, 2000 and 1999 were 4,600,000 and $2,678,000, respectively.

KAYE GROUP INC.
LOSS DEVELOPMENT SCHEDULE
(In thousands)

     Year Ended               1990      1991     1992      1993      1994      1995      1996     1997     1998     1999      2000
     ----------               ----      ----     ----      ----      ----      ----      ----     ----     ----     ----      ----

Reserves for outstanding
  losses and loss expenses
  on December 31,             $12,555   $16,244  $18,444  $17,929   $14,118   $12,672   $15,227  $19,126  $21,567  $23,969   $27,984

Cumulative amount paid as of:

  One year later               $4,374    $5,569   $6,379   $6,965    $4,161    $3,697    $4,943   $4,587   $4,670   $7,533
  Two years later               7,545     9,258   11,704   10,002     6,802     6,882     7,780    7,712    9,375
  Three years later             9,245    12,695   13,833   12,278     9,455     8,691     9,752   10,665
  Four years later             11,378    13,813   14,973   14,120    10,917     9,421    11,273
  Five years later             11,705    14,146   15,784   15,281    11,535     9,828
  Six years later              11,768    14,385   16,374   15,784    11,882
  Seven years later            11,877    14,562   16,637   16,096
  Eight years later            11,917    14,631   16,813
  Nine years later             11,927    14,729
  Ten years later              12,001

Re-estimated liability as of:

  One year later              $13,665   $16,117  $18,140  $17,856   $14,254   $12,257   $15,494  $18,534  $19,600  $23,696
  Two years later              13,003    15,182   18,511   18,184    13,487    12,454    15,352   16,931   19,232
  Three years later            11,850    15,609   18,636   16,552    13,990    12,448    14,622   16,336
  Four years later             12,410    15,462   18,177   18,157    13,985    12,100    14,214
  Five years later             12,468    15,312   18,252   17,993    13,827    11,609
  Six years later              12,224    14,982   17,999   17,874    13,456
  Seven years later            12,121    14,872   17,903   17,554
  Eight years later            11,996    14,898   17,768
  Nine years later             11,981    14,990
  Ten years later              12,032

Cumulative
Redundancy (Deficiency):         $523    $1,254     $676     $375      $662    $1,063    $1,013   $2,790   $2,335     $273


Regulation

          The Company is subject to a substantial degree of regulation that is designed to protect the interests of insurance policyholders. As a Rhode Island property and casualty insurance company, OLRI is primarily subject to the regulatory oversight of the Rhode Island Department of Business Regulation through its Insurance Division.

          The National Association of Insurance Commissioners ("NAIC") has developed risk-based capital formulas to be applied to all domestic insurance companies. These formulas calculate a minimum required statutory net worth, based on the underwriting, investment and other business risks inherent in an insurance company's operations. Any insurance company that does not meet threshold risk-based capital levels ultimately will be subject to statutory receivership proceedings. The statutory net worth of OLRI is adequate in light of its current and anticipated future business and OLRI has met its risk-based capital and surplus requirements at December 31, 2000. The authorized control level risk-based capital for OLRI, as of December 31, 2000 was $6,447,548 and OLRI exceeded that threshold by $27,439,701.

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

Employees

          As of December 31, 2000, the Company had 344 employees. The Company is not unionized and believes that its employee relationships are satisfactory.

Item 2.  Properties

          The Company owns approximately 7,500 square feet of space in an office condominium building in Warwick, Rhode Island, which is utilized by employees of PBC and OLRI. The Company also leases space located in New York, New York, Arcadia, California, Westport, Connecticut and Woodbury, New York. The Company's total leased space at these locations net of sub-leases is approximately 126,000 square feet and is suitable for its current needs.

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

          The Insurance Brokerage Companies and CAC are subject to various claims and lawsuits from both private and governmental parties, which include claims and lawsuits in the ordinary course of business. The majority of pending lawsuits involve insurance claims, errors and omissions, employment claims and breaches of contract. The Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

          In August 1993, in connection with the consummation of the IPO, the Company's Common Stock was listed on the NASDAQ National Market System under the symbol "OLHC". On October 2, 1995, in connection with the combination of the Retail Brokerage Business of Kaye with Holding, Holding changed its name to Kaye Group Inc. and is now listed under the symbol "KAYE". The following table sets forth the closing high and low prices for the Common Stock as reported on NASDAQ for the indicated periods and the dividends paid per share during such periods.



                                           Price Range        Dividends
                                           -----------          Paid
                                        High       Low       Per Share
                                        ----       ---       ---------
2000:
First Quarter                         $11.875    $5.250    $ .025 cash
Second Quarter                          7.938     5.000    $ .025 cash
Third Quarter                          10.000     5.250    $ .025 cash
Fourth Quarter                          9.156     5.563    $ .025 cash

1999:
First Quarter                         $ 7.875    $7.125    $ .025 cash
Second Quarter                          8.375     6.750    $ .025 cash
Third Quarter                           9.438     7.000    $ .025 cash
Fourth Quarter                          9.000     7.250    $ .025 cash

          The approximate number of holders of record of the Company's Common Stock as of March 2, 2001 was 83.

          See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends" for a discussion of dividends paid by the Company.

Item 6.  Selected Financial Data

The following table should be read in conjunction with, and is supplemented in its entirety by, the consolidated financial statements and the notes thereto. The financial data herein has been derived from the audited financial statements of the Company.


                                                                                  As of and for the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                           2000        1999         1998         1997       1996
                                                                         --------    ---------     --------    --------    --------
                                                                             (in thousands, except per share data and ratios)
Statement of Income Data:

Operating revenues                                                       $ 73,021    $  64,231     $ 60,191    $ 55,309    $ 51,339
Net investment income                                                       4,573        4,529        4,735       4,312       3,576
Net realized gains (losses) on investments                                    804          (16)          85          21          72
                                                                         --------    ---------     --------    --------    --------

Total revenues                                                           $ 78,398    $  68,744     $ 65,011    $ 59,642    $ 54,987
                                                                         --------    ---------     --------    --------    --------


EBITA (1)                                                                $ 15,894    $  12,915     $ 11,725    $  9,010    $  6,764

Net income                                                               $  9,404    $   7,504     $  7,282    $  4,357    $  3,071

Earnings per share:
        Basic                                                            $   1.11    $    0.89     $   0.86    $   0.62    $   0.44
        Diluted                                                          $   1.09    $    0.87     $   0.85    $   0.62    $   0.44
-----------------------------------------------------------------------------------------------------------------------------------


        Weighted average of shares outstanding - basic                      8,470        8,460        8,474       7,024       7,020

        Weighted average of shares and
        share equivalents outstanding - diluted                             8,613        8,630        8,593       7,083       7,021

Balance Sheet  data:

Total assets                                                             $173,011    $ 149,212     $160,583    $133,210    $151,288
Long -term debt (2)                                                         1,048        2,911        4,672       5,810      12,787
Stockholders' equity                                                       56,042       47,251       41,769      35,168      24,984
Net book value  per share (3)                                                6.61         5.59         4.93        4.15        3.56
Cash dividends  per share                                                    0.10         0.10         0.10        0.10        0.10

GAAP operating data:

Loss ratio                                                                   40.2%        36.4%        34.4%       38.2%       36.4%
Expense ratio                                                                41.4%        41.8%        39.3%       41.0%       42.5%
Combined ratio                                                               81.6%        78.2%        73.7%       79.2%       78.9%


Statutory operating data (4):

Net underwriting gain                                                    $  6,854    $   6,603     $  6,925    $  5,890    $  4,455
Policyholders' surplus                                                     35,309       32,514       29,286      25,566      25,485

Loss ratio                                                                   37.5%        33.2%        33.1%       36.6%       34.1%
Expense ratio                                                                40.6%        40.6%        39.1%       38.6%       40.0%
Combined ratio                                                               78.1%        73.8%        72.2%       75.2%       74.1%

(1)  Earnings before interest, taxes and intangible amortization.

(2)  Excludes that portion of long-term debt maturing in less than one year.

(3) Based upon 8,481,481 shares outstanding at December 31, 2000, 8,458,295 shares outstanding at December 31, 1999 and 8,474,435 shares outstanding at December 31, 1998 and 1997 and 7,020,000 outstanding at December 31, 1996.

(4) Based upon statutory accounting practices and derived from the statutory financial statements of the Insurance Companies, which excludes the effects of CAC.

(5) Certain information prior to 1998 has been reclassified to conform with the 1998 and forward year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          Kaye Group Inc. (the "Company"), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance brokerage, underwriting and related activities. The Company operates in two insurance business segments - the Insurance Brokerage Companies Operations comprised of the Retail Brokerage Business and the Program Brokerage Business, and the Property and Casualty Companies Operations ("Property and Casualty Companies" or "Insurance Companies"), comprised of the Insurance Companies and Claims Administration Corporation ("CAC") (see Note 1 to the consolidated financial statements of the Company).

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

          The Insurance Companies underwrite property and casualty risks for insureds in the United States, principally through specially designed alternative distribution programs, covering various types of businesses and properties, which have similar risk characteristics. The Insurance Companies generally underwrite the first layer of insurance under the programs and unaffiliated program insurers provide coverage for losses above the first layer of risk. Substantially all of the Insurance Companies' revenues are derived from premiums on this business, plus the investment income generated by the investment portfolio of the Insurance Companies.

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

          The Company has foreign operations in Bermuda. For further discussion see Note 19 to the consolidated financial statements of the Company.


Results of Operations

Year ended December 31, 2000
compared with the year ended December 31, 1999

Net Income

          Net Income for the year ended December 31, 2000 increased by $1,900,000 (25%) to $9,404,000 or basic earnings per share of $1.11 compared to $7,504,000 or $0.89 for the same period last year, as explained below.


Insurance Brokerage Companies

          Income before income taxes increased by $1,913,000 (82%) to $4,235,000 in 2000 from $2,322,000 in 1999, primarily due to higher revenues, as discussed below.

          Total revenues in 2000 were $43,405,000 compared with $38,753,000 in 1999, an increase of $4,652,000 (12%). Gross commissions and fees were higher by $6,493,000 (14%) primarily as a result of new business exceeding lost business, price increases on certain lines of business and adjustments on prior period renewals which are recorded when they occur. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 20% to 21% which resulted in a decrease in net commissions and fees of approximately $494,000. Investment income decreased by $35,000 (3%) primarily due to a non-recurring investment gain in 1999.

          Compensation and benefits increased by $1,330,000 (6%) to $23,676,000 in 2000 compared to $22,346,000 in 1999. The increase was mainly the result of increased annual incentive based compensation and increased internal commission expense partially offset by compensation reductions due to lower headcount and an increase in inter-company management fees allocated to the Property and Casualty Companies.

          Amortization of intangibles increased $66,000 (6%) to $1,161,000 in 2000 compared with $1,095,000 in 1999 due to the SRW acquisition partially offset by a reduction in certain intangibles acquired in 1998.

          Other operating expenses increased by $1,248,000 (10%) to $13,463,000 from $12,215,000. The increase was mainly due to increased consulting and advertising expenses.

          Interest expense increased by $95,000 (12%) to $870,000 in 2000 from $775,000 in 1999 as a result of the 1999 SRW acquisition which includes a related note payable to the Property and Casualty Companies and higher interest rates partially offset by lower balances on other acquisitions.

Property and Casualty Companies

          Income before income taxes increased by $1,175,000 (13%) to $10,001,000 in 2000 from $8,826,000 in 1999. The increase was due to an increase in net premiums earned, investment income, and service fee income, offset by an increase in the loss ratio, as discussed below.

          Net premiums earned increased by $3,706,000 (14%) to $30,486,000 in 2000 from $26,780,000 in 1999. The increase was due to the growth in the Brokerage segment's managed programs which are insured on a direct basis and via facultative reinsurance assumed.

          Net investment income increased by $178,000 (6%) to $3,127,000 in 2000 from $2,949,000 in 1999. The increase was due to an increase in investments.

          Net  realized  gains  on   investments   of  $804,000   resulted  from
re-balancing equity investments to include mutual funds. In addition, mutual fund capital gain distributions were received.

          Other income increased by $397,000 as a result of non-recurring service fee income.

          The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 40% in 2000 from 36% in 1999. The increase was due to the growth in reinsurance liability business which generally experiences a higher loss frequency, and is reserved for accordingly, offset by favorable property loss developments.

             The acquisition costs and general and administrative expenses ratio decreased to 41% in 2000 from 42% in 1999. The decrease was due to a decrease in general and administrative expenses.


Corporate

          Net expenses before income taxes increased by $188,000 (45%) to $607,000 in 2000 from $419,000 in 1999 due to increased consulting fees.


Provision for Income Taxes

          The provision for income taxes for 2000 and 1999 was $4,225,000 and $3,225,000, respectively, resulting in an effective tax rate of 31% and 30% for 2000 and 1999, respectively. The difference between the statutory rate and the effective rate was primarily related to tax exempt interest income.

Year ended December 31, 1999
compared with the year ended December 31, 1998

Net Income

          Net Income for the year ended December 31, 1999 increased by $222,000 (3%) to $7,504,000 or basic earnings per share of $0.89 compared to $7,282,000 or $0.86 for the same period last year as explained below. During the fourth quarter of 1999 the Company updated the assumptions used to allocate certain human resource and other operating costs to its insurance brokerage and underwriting units. These costs are corporate administrative expenses, attributable to all of the Company's operations, but not previously allocated to all revenue-generating business segments. The effect of this revision was to move approximately $1,300,000 of expenses from the Insurance Brokerage Companies to the Property and Casualty Companies, but had no effect on the Company's consolidated results.

Insurance Brokerage Companies

          Income before income taxes increased by $617,000 (36%) to $2,322,000 in 1999 from $1,705,000 in 1998. The increased operating result was primarily due to a reduction of expenses as a result of an increase in inter-company management fees allocated to the Property and Casualty Companies, as discussed above.

          Total revenues in 1999 were $38,753,000 compared with $37,202,000 in 1998, an increase of $1,551,000 (4%). Gross commissions and fees grew by $3,325,000 (8%) as a result of new business and acquisitions exceeding lost business. The SRW acquisition generated $3,653,000 of gross revenues during 1999. Included in lost business were revenues that had been derived from a certain New York City - based entities' medical malpractice coverage. This portfolio of business represented the majority of the Retail Brokerage Operations revenues in this concentration of coverage placement. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 18% to 20% which resulted in a decrease in net commissions and fees of approximately $860,000. Investment income decreased by $472,000 (26%) primarily due to lower fiduciary investments as a result of certain lost business.

          Salaries and benefits increased by $1,023,000 (5%) to $22,346,000 in 1999 compared to $21,323,000 in 1998. The increase was the result of acquisitions and salary increments offset partially by headcount reductions, reduced incentive compensation and an increase in inter-company management fees allocated to the Property and Casualty Companies discussed previously.

         Amortization of intangibles increased $416,000 (61%) to $1,095,000 in 1999 compared with $679,000 in 1998 due to amortization of acquisition related intangibles on 1998 and 1999 acquisitions.

          Other operating expenses decreased by $1,231,000 (9%) to $12,215,000 in 1999 compared with $13,446,000 in 1998 mainly due to an increase in inter-company management fees allocated to the Property and Casualty Companies (discussed previously) as well as reduced insurance costs.

          Interest expense increased by $726,000 as a result of the SRW acquisition, which includes a related note payable to the Property and Casualty Companies.

Property and Casualty Companies

          Income before income taxes decreased by $811,000 (8%) to $8,826,000 in 1999 from $9,637,000 in 1998. The decrease was due to an increase in the combined ratio due to an increase in inter-company management fees (discussed previously) offset by an increase in net premiums earned.

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

          Net realized loss was $16,000 in 1999 compared to a realized gain of $85,000 in 1998. The realization of investment gains and losses is determined by market conditions and management's decision regarding the holding period of the portfolio.

          The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) was 36% and 34% for 1999 and 1998, respectively. Exclusive of the inter-company management fee increase in 1999 discussed previously, the loss ratio would have been 35% and 34% for 1999 and 1998, respectively. This increase was due to the change in the mix of business toward assumed general liability, which traditionally experiences a higher loss frequency.

          The acquisition costs and general and administrative expenses ratio was 42% and 39% for 1999 and 1998, respectively. Exclusive of a bad debt recovered in 1998, the ratio would have been 42% and 40% for 1999 and 1998, respectively. Exclusive of the inter-company management fee increase in 1999 discussed previously, the expense ratio would have been 40% for 1999 and 1998.

Corporate

          Net expenses before income taxes decreased in 1999 by $369,000 (47%) to $419,000 from $788,000 in 1998. The segment's sole investment in Arista Investors Corp. was reduced due to an initial liquidating distribution. Arista's management has indicated its intention to sell its remaining asset, its license to operate, and its stock. This initial liquidating distribution, partially offset by the corresponding reduction in fair market value of Arista stock, was accounted for in net investment income and is the primary reason for the positive variance along with lower interest expense due to the June 1998 restructuring of corporate debt.

Provision for Income Taxes

          The provision for income taxes for 1999 and 1998 was $3,225,000 and $3,272,000, respectively. The 1999 provision reflects an adjustment to reflect the tax on the Company's income tax returns resulting in an effective tax rate of 30% and 31% for 1999 and 1998, respectively. The difference between the statutory rate and the effective rate was primarily related to tax exempt interest income.


Financial Condition and Liquidity

          Management believes that the Company's operating cash flow, along with its cash and cash equivalents will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs during the next twelve months and the foreseeable future. The Company has no capital commitments that are material individually or in the aggregate.

          Total  assets  increased  by  $23,799,000  (16%)  to  $173,011,000  at
December 31, 2000 from $149,212,000 at December 31, 1999. Total liabilities increased by $15,008,000 (15%) to $116,969,000 at December 31, 2000 from
$101,961,000 at December 31, 1999. These increases were primarily due to increases in brokerage segment fiduciary assets and liabilities (insurance premiums) and general growth in operations.

          Stockholders' equity increased by $8,791,000 (19%) to $56,042,000 at December 31, 2000, from $47,251,000 at December 31, 1999. The increase in equity resulted from net income of $9,404,000, an increase in net unrealized appreciation of investments of $21,000, $192,000 for net issuances of treasury stock, and $19,000 related to amortization of unearned compensation under the Company's Stock Performance Plan, offset by dividends paid of $845,000.

          The Company maintains a substantial level of cash and cash equivalents, which are used to meet anticipated payment obligations. At December 31, 2000 and 1999, the Company had cash and cash equivalents of $39,513,000 and $43,238,000, respectively, of which $25,374,000 and $25,610,000 represents premiums  collected  and held in a
fiduciary capacity which are generally not available for operating needs of the Company. Of the Company's total invested assets, fixed maturities, cash and cash equivalents carried at market value of $27,328,000 and $22,270,000 as of December 31, 2000 and 1999, respectively, are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

          As presented in the Consolidated Statements of Cash Flows, the Company's cash and cash equivalents decreased by $3,725,000 for the year ended December 31, 2000. Operating activities provided cash of $11,423,000. Investing activities used cash of $12,840,000 for the net purchase of investments and fixed assets, and acquisition payments. Financing activities used cash of $2,308,000 for payments of dividends and loan repayments.

          During 1998, the Company paid off its revolving credit line of $6,094,000 early, and replaced it with a term loan of $5,000,000, at an interest rate reduction of approximately 50 basis points, thereby reducing debt by $1,094,000. As of December 31, 2000 and 1999, $2,071,000 and $3,311,000 was
outstanding on the Term Loan. In addition, the Company has available a $4,500,000 revolving line of credit with a bank. Both lines are collateralized by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. As of December 31, 2000 and 1999, no amount was outstanding on the revolving line of credit.

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

          The Company has sought to minimize its investment risk by investing in a mix of cash equivalents; high quality tax exempt municipal bonds; U.S.
Government and government agency securities and corporate bonds rated A or better by an accredited rating agency with an average duration of approximately four years; and equity securities. During the first quarter of 2001, the equity portfolio was liquidated and U.S. Treasury Bonds were purchased. A realized loss of approximately $200,000 resulted.

          The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating as of December 31, 2000 (in thousands):


                                        Market Value as   Percentage of
                            Amortized    Reflected on      Total at Market
    Rating (a)                Cost       Balance Sheet       Value
    ---------                 ----       -------------       -----
      AAA(b)                 $29,874        $29,898           69.2%
        AA+                    1,006          1,003            2.3%
        AA                     6,427          6,531           15.1%
        AA-                    2,800          2,775            6.4%
         A+                    1,778          1,762            4.1%
         A                     1,272          1,263            2.9%
                             -------        -------          ------
                             $43,157        $43,232          100.0%
                             =======        =======          ======



(a) Ratings are assigned primarily by Standard & Poor's Corporation with the remaining ratings assigned by Moody's Investors Services, Inc. and converted to the equivalent Standard & Poor's ratings.
(b)       Includes U.S. Government Obligations.

          The amortized cost and estimated market value of fixed maturities at December 31, 2000, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                              Investments Available
                                                    for Sale
                                           --------------------------
                                        Amortized Cost      Aggregate Fair Value
                                      ------------------   ---------------------

Due in one year or less                      $ 3,030                 $3,035
Due after one year through five years         19,497                 19,683
Due after five years through ten years        18,898                 18,790
Due after ten years                            1,732                  1,724
                                             -------                 ------
Total                                        $43,157                $43,232
                                             =======                =======


          Investment results of the Company for each of the three years in the period ended December 31, 2000 are shown in the following table (in thousands):

                                                   As of and for the
                                                 years ended December 31,
                                          -------------------------------------
                                                2000        1999          1998
                                                ----        ----          ----
Average cash and cash equivalents
         and invested assets (1)              $90,608     $ 91,097      $85,191

Investment income                             $ 4,573     $  4,529      $ 4,735

Average yield on total investments               5.1%         5.0%         5.6%

Net realized investment gain (loss)           $   804     ($    16)     $    85

(1) Based upon the average of the beginning and end of the period amortized cost for fixed maturities and cost for equity securities.

          The Company's insurance subsidiaries require capital to support premium writing. The guidelines set forth by the NAIC for OLRI suggest that a property and casualty insurer's ratio of annual statutory net premiums written to policyholders' surplus should not exceed 3 to 1. At December 31, 2000, OLRI, with a statutory surplus of $33,887,000, had a ratio of annual statutory net premiums written to its statutory surplus of .84 to 1.

Quantitative and Qualitative Disclosures about Market Risk

          As part of its ongoing business, the Company is exposed to certain market risks of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposure is interest rate risk in regard to fixed rate domestic instruments and outstanding debt. The Company is exposed to the changes in the prices of equity securities. A hypothetical decrease of 10% in the market prices of the equity securities held at December 31, 2000 and 1999 would have resulted in a decrease of $853,000 and $474,000, respectively, in the fair value of the equity securities portfolio. The Company has no derivative instruments. The Company's financial instruments consist of corporate and municipal bonds, equity securities, and U.S. Treasury securities that are classified as available for sale.

          The Company generally selects investment assets with characteristics such as duration, yield, currency, and liquidity to reflect the underlying characteristics of related insurance and reinsurance contracts. The Company selects medium term fixed rate investments to support general liability claims and shorter investments to support property claims.

          The following table summarizes information about the Company's financial instruments that are sensitive to changes in interest rate as of December 31, 2000. The table presents principal and interest cash flow and related weighted average interest rates by expected maturity dates for assets and liabilities. The Company has presumed the call date as the expected maturity date for those asset instruments with call features. Weighted average rates are calculated using the sum of expected investment income or interest expense divided by the sum of the amortized cost of assets or the sum of the average debt outstanding at each respective period. For variable rate debt, expected interest cash flow is calculated using the December 31, 2000 weighted average interest rate without any adjustments for projected fluctuations in prime rate.



                                                                EXPECTED CASH FLOW
                                                                  (in thousands)
                                    ---------------------------------------------------------------------------

                                  Fair      Total                                                          There-
Assets                           Value      Value      2001        2002       2003       2004     2005     after
------                           -----      -----      ----        ----       ----       ----     ----     -----

U.S. Treasury Notes;
Interest rates ranging from
4.63% to 7.25%                   $3,834    $4,663     $1,358       $816       $513       $979     $997

Weighted average interest rate                5.7%       5.5%       6.3%       5.7%       5.0%     6.6%

Municipal Bonds with call
features;  Interest rates
ranging from 5.4% to 12.6%        7,155     8,651        725      1,287      2,988        782      567     $2,302

Weighted average interest rate                6.3%       6.2%       6.2%       6.3%       6.3%     6.5%       6.3%

Municipal Bonds without call
features;  Interest rates
ranging from 3.8% to 10.9%       28,672    38,718      2,731      4,374      3,555      5,359    1,965     20,734

Weighted average interest rate                6.5%       6.9%       6.9%       5.5%       7.1%     6.3%       6.3%

Corporate Bonds; Interest
rates ranging from 5.4% to 7.5%   3,571     4,254        974        710        362      1,890      318

Weighted average interest rate                5.9%       6.3%       5.7%       6.8%       4.5%     6.3%


Total Fixed Rate Instruments    $43,232   $56,286     $5,788     $7,187     $7,418     $9,010   $3,847    $23,036

Weighted average interest rate                6.3%       6.2%       6.3%       6.2%       6.2%     6.4%       6.3%



                                                           EXPECTED CASH FLOW
                                                             (in thousands)
                                    -----------------------------------------------------------------

                                 Fair      Total                                                         There-
Liabilities                     Value      Value       2001        2002       2003      2004     2005    after
-----------                     -----      -----       ----        ----       ----      ----     ----    -----

Debt - Fixed Rate Interest
rate of 7.8%                    $2,256     $2,412     $1,623       $789

Weighted average interest                     8.2%       8.8%       6.0%
rate

Debt - Variable Rate
Interest rate at prime             656        698        411        287

Weighted average interest                     6.9%       7.7%       4.3%
rate

Total Debt                      $2,912     $3,110     $2,034     $1,076

Weighted average interest                     7.9%       8.5%       5.5%
rate


Dividends

          On December 20, 2000 the Board of Directors declared a quarterly dividend of $.025 per share, payable January 19, 2001 to stockholders of record on December 29, 2000. The Company is largely dependent upon dividends from the Insurance Companies to pay dividends to the stockholders. The Company's Insurance Companies are subject to regulations that restrict their ability to pay dividends.

          Under Rhode Island Insurance Law, OLRI may pay cash dividends only from earned surplus determined on a statutory basis, subject to the maintenance of minimum capital and surplus of $3,000,000. Further, OLRI is restricted (on the basis of the lesser of 10% of OLRI's statutory surplus at the end of the preceding twelve-month period or 100% of OLRI's net income, excluding realized capital gains, for the preceding twelve-month period) as to the amount of dividends it may declare or pay in any twelve-month period without prior approval of the Department of Business Regulation of Rhode Island. Without special permission, at December 31, 2000, $3,388,700 was available for distribution.

          OLB is required to maintain a minimum statutory capital and surplus based upon the higher of $1,000,000 or an amount derived by applying a variable rate to its current premium volume or outstanding losses at December 31, 2000. At December 31, 2000, $422,000 was available for distribution from OLB and its subsidiary, Park Brokerage Ltd.

          The continued payment and the amount of any cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

Newly Adopted Accounting Standards

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. The Company is recognizing revenue in accordance with SAB No. 101.

Accounting Standards Not Yet Adopted

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after December 31, 2000. The statement is not expected to have a material impact on the financial position of the Company.

Year 2000 Compliance

          The Year 2000 issue arose from computer programs being written using two digits rather than four digits to define the applicable year, resulting in the perception that there would be failures in information technology systems and other equipment containing imbedded technology in the year 2000.

          A comprehensive review was performed by the Company of the insurance policies written by its Insurance Companies and their underwriting guidelines to determine Year 2000 exposure. The Insurance Companies primarily issued policies covering all or part of an insured's self-insured retention, with limits generally up to $25,000 that follow the form of the policies for coverage in excess of the Insurance Companies' policies. The Insurance Companies did not issue Year 2000 related exclusions on these policies. The Insurance Companies also issued a number of policies with greater limits of coverage, and included a Year 2000 exclusion on such policies. The Company is aware that Year 2000 liabilities may be deemed not to be fortuitous in nature and, therefore, not covered under the policies underwritten by the Insurance Companies. Moreover, based upon the classes of insurance primarily underwritten by the Insurance Companies, the Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions. As of December 31, 2000, the Company is not aware of any Year 2000 exposures.


Subsequent Event

          On January 20, 2001, the Company reported that Hub International Limited ("Hub") had entered into a definitive agreement to acquire the Company through a merger transaction.

          Upon the merger, each holder of the Company's shares will receive $14.00 per share consisting of cash of $9.33 and $4.67 principal amount of 5 year 8.50% subordinate convertible debentures of Hub. Hub has the right to amend the merger consideration by replacing any or all of the convertible debentures with an equal amount of cash.

          Completion of this transaction, anticipated to occur in the second quarter of 2001, is subject to the receipt of satisfactory applicable regulatory approvals, approval of the merger by the shareholders of the Company, compliance with applicable legal and regulatory requirements and standard closing conditions. The holders of approximately 55% of the shares of the Company, under individual agreements, have agreed to vote in favor of the merger, and have granted Hub an irrevocable option to purchase their shares of the Company in the event that the merger is not completed.

          Immediately prior to the transaction all outstanding stock options shall become vested, and in return for their cancellation, the holders of options will receive a cash payment; and in return for the cancellation of all outstanding and awarded Performance Stock Shares, the holders will receive a cash payment at a later date. On completion of the transaction, the Company will record an expense of approximately $2,400,000 related to the cancellation of the awarded shares of the Stock Performance Plan.

          In addition, as a result of the transaction, the Company will incur related expenses of approximately $2.5 million during the period January 1, 2001 through completion of the transaction.

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

Item 8.   Financial Statements and Supplementary Data

                  See page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.


                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons

(a) Identification. Pursuant to the bylaws of the Company, the Board of Directors has determined that the number of Directors constituting the full Board of Directors is nine. Each Director was elected to hold office until the next Annual Meeting of Stockholders or until his successor is chosen and qualified. Messrs. Guthart, Sherwood, Ezekiel and Butler became Directors of the Company in 1993. Mr. Barbanell became a Director in 1995. Mr. Kaye became a Director in 1996. Messrs. Sabanos and Cooperstone became Directors in 1997. Mr. Greenfield was a Director from 1993 through December 31, 1997, and then was appointed by the Board to serve as a director on October 10, 2000, when the Board increased the number of directors (from eight to nine) at a Special Meeting of the Board of Directors.

Listed below are the name, age (as of April 1, 2001), positions and offices with the registrant, period he has served as a director, principal business experience during the last five years, and other information regarding each of the directors, executive officers, promoters and control persons.


Directors

          Bruce D. Guthart, C.P.C.U., is 45 years old. Mr. Guthart is the Chairman, President and Chief Executive Officer ("CEO") of the Company. He has held the position of President of the Company since its formation 1993. He was appointed CEO in 1996 and Chairman in 1997. Mr. Guthart is an officer and director and stockholder of Kaye KINV, Inc., the managing general partner of Kaye Investments L.P. Mr. Guthart is also a director and, except where noted, Chairman, CEO and President of the following subsidiaries of the Company: Old Lyme Insurance Company of Rhode Island, Inc. (since November 1999, Chairman and CEO only), Claims Administration Corporation (since November 1999, Chairman and CEO only), Program Brokerage Corporation (since November 1999, Chairman and CEO only), Old Lyme Insurance Company, Ltd. (director only), Park Brokerage, Ltd. (director only), Kaye Insurance Associates, Inc. (director, CEO and President only), Kaye-Western Insurance & Risk Services, Inc. (director, CEO and President only), Kaye Insurance Associates, Inc. - New England (director, CEO and President only), Kaye Administrators Corporation (director, CEO and President only), Kaye Services Corp.

          Lawrence Greenfield is 64 years old. Mr. Greenfield is a director of Old Lyme Insurance Company, Ltd. and Park Brokerage, Ltd. and a director, Vice President and Secretary of Walter Kaye Associates, Inc. a general partner of Kaye Investments L.P.

          Howard Kaye is 55 years old. Mr. Kaye is Chairman of Kaye Insurance Associates, Inc. and previously served as Chairman of the Company. Mr. Kaye is an officer, director and stockholder of Walter Kaye Associates, Inc. and Kaye KINV, Inc., general partners of Kaye Investments L.P. Mr. Kaye is also a director and Chairman of the following subsidiaries of the Company: Kaye Insurance Associates, Inc., Kaye-Western Insurance & Risk Services, Inc., Kaye Insurance Associates, Inc. - New England, Kaye Administrators Corporation.

          Michael P. Sabanos, C.P.A., is 44 years old. Mr. Sabanos, the Chief Financial Officer ("CFO") of the Company, was appointed Executive Vice President of the Company in November 1999. He had served as the Senior Vice President since joining the Company in 1996. Prior to joining the Company, Mr. Sabanos was Executive Vice President and Chief Financial Officer of Kalvin-Miller International, Inc. from 1993 to 1996. Mr. Sabanos is also a director and, except where noted, Executive Vice President (previously Senior Vice President) and CFO of the following subsidiaries of the Company: Old Lyme Insurance Company of Rhode Island, Inc., Claims Administration Corporation, Program Brokerage Corporation, Old Lyme Insurance Company, Ltd. (director only), Park Brokerage, Ltd. (director only), Kaye Insurance Associates, Inc., Kaye Insurance Associates, Inc. - New England, Kaye Administrators Corporation, Kaye-Western Insurance & Risk Services, Inc., Kaye Services Corp.

          Robert L. Barbanell is 70 years old. He has served as President of Robert L. Barbanell Associates, Inc., a financial consultancy firm since July 1994. He is a director of Cantel Industries, Inc., Marine Drilling Companies, Inc. and Blue Dolphin Energy Company.

          Richard B. Butler is 47 years old. Mr. Butler is the President and CEO of Strategic Capital Advisors, LLC, a financial services consulting firm. From 1992 to 1999 Mr. Butler was Managing Director and Head of the Financial Institutions Group at ING

Barings, a global investment banking firm. From 1995 to 1999, he also served as President and CEO of ING (U.S.) Capital Securities, a wholly owned subsidiary of ING Barings.

          Elliot S. Cooperstone is 39 years old. He is the Vice President and General Manager of the employee administration unit of Intuit Inc. Previously, Mr. Cooperstone was CEO and co-founder of EmployeeMatters, Inc., which was acquired by Intuit in 1999. Mr. Cooperstone served as Executive Vice President and Chief Administrative Officer of Alexander and Alexander Services, Inc. ("A&A"), one of the world's largest risk management and insurance brokerage organizations, from 1994-1997, before its acquisition by Aon corporation in 1997. Mr. Cooperstone was also President and CEO of A&A's U.S. operation.

          David Ezekiel is 52 years old. He has, since 1981, been the President and Managing Director of International Advisory Services, Ltd. ("IAS"), an insurance management company in Bermuda which is a subsidiary of Mutual Risk Management, Ltd. IAS manages Old Lyme Insurance Company, Ltd., a subsidiary of the Company, under contract as one of 110 insurance companies that IAS manages.

          Ned L. Sherwood is 51 years old. He owns and controls the general partner of ZS Fund, L.P. Mr. Sherwood has served as President of N.L. Sherwood & Co., Inc., a private investment firm, since September 1985. He is also a director of Mazel Stores. Mr. Sherwood is an officer and director of ZS Kaye, Inc., a limited partner of Kaye Investments L.P.; and a member of ZS Pubco I L.L.C., the general partner of ZS Pubco I. L.P.

Other Executive Officers

          Marc I. Cohen is 34 years old. He has served as the President of Program Brokerage Corporation and Old Lyme Insurance Company of Rhode Island, Inc. since November 1, 1999. From 1996 through 1999, he served as Senior Vice President of those companies.

          Robert  N.  Munao  is 46 years  old.  He has  served  as  Senior  Vice
President of Kaye Insurance Associates, Inc. since November 1, 1999. From 1990 through 1999 he served as President of KM Consulting, Inc.


(b)  Family relationships. None.

(c)  Involvement in certain legal proceedings. None.

(d)  Promoters and control persons. Not applicable.

Item 11.  Executive Compensation


Summary Compensation Table

          The following Summary Compensation Table discloses for the fiscal year indicated individual compensation information on Mr. Guthart, the Company's Chief Executive Officer, and the four other most highly compensated executive officers (collectively, the "named executives"):

                                        Annual Compensation (1)
                                        -----------------------

                                                                                                          Long-Term
                                                                                                        Compensation(4)
                                                                                                        ---------------
                                                                                      Other Annual
                                            Fiscal       Salary          Bonus        Compensation         Options
   Name and Principal Position               Year         ($)             ($)            ($)(2)              (#)
----------------------------------         ---------   -----------    -------------  ---------------   ------------------

Bruce D. Guthart                            2000        $450,448       $742,500            $10,133        122,500(5)
  Chairman,                                 1999         450,000        100,000              8,678        102,500(5)
  President, and                            1998         450,000        450,000              8,261              0
  Chief Executive Officer

Howard Kaye                                 2000        $450,000       $      0            $ 8,917              0
 Chairman of Kaye Insurance                 1999         450,000              0             15,263              0
 Associates, Inc.                           1998         450,000         66,667             15,103              0

Michael P. Sabanos                          2000        $250,447       $200,000            $ 8,869              0
 Executive Vice President                   1999         250,000         55,000             12,099         75,000
 And Chief Financial Officer                1998         247,500        125,000             10,626              0

Marc I. Cohen                               2000        $250,447       $325,000            $10,740              0
 President                                  1999         250,000        110,000             10,819         85,500
 Program Brokerage Corp.,                   1998         250,000        250,000             10,324          5,000
 Claims Administration Corp., and
 Old Lyme Ins. Co. of  Rhode Island

Robert N. Munao                             2000        $235,334       $ 54,111            $ 7,470              0
  Senior Vice President of                  1999          40,770(3)       9,826                  0         10,000
  Kaye Insurance Associates, Inc.           1998               0              0                  0              0


---------------------------------------

(1) All compensation described in the table was paid by the Company's subsidiary, Kaye Insurance Associates, Inc., except for Mr. Cohen's compensation, which was paid by the Company's subsidiary, Program Brokerage Corporation.

(2) Amounts include the estimated value of a Company-provided automobile devoted to personal use, commissions, cash dividends on shares of Performance Stock, and employer contributions made pursuant to the Company's Retirement Savings Plan.

(3) Mr. Munao's employment with the Company commenced on November 1, 1999 and, thus, his salary, as reflected, was for a portion of the year.

(4) During 1998 Messrs. Sabanos and Cohen were each granted 38,461 shares of Performance Stock under the Company's Stock Performance Plan. In 1999, Mr. Munao was granted 13,008 shares of Performance Stock under the Plan. Grants of stock under this Plan are intended to attract and retain Key Employees for a long period after the grant date. In addition, the Plan is intended to provide an incentive for Key Employees to achieve long-range performance goals, and enable Key Employees to share in the successful performance of the stock of the Company as measured against pre-established performance goals. The dollar value of the grants to Messrs. Sabanos, Cohen and Munao on the date of such grants was $250,000, $250,000 and $100,000, respectively. This value represents the number of shares granted multiplied by the closing market price of the Company's common stock on the NASDAQ on the date of the grant. In 1999, 7,692 of the shares granted to Messrs. Sabanos and Cohen were awarded pursuant to the Plan. No shares granted or awarded under this Plan have vested.

(5) Mr. Guthart was granted options for 225,000 shares of the Company's stock, of which 102,500 were issued effective December 16, 1999, and the balance of 122,500 were issued subsequent to shareholder approval at the Annual Meeting of Stockholders held on May 15, 2000.


Options

          The following table sets forth certain information relating to stock option grants made in 2000 to the named executives:

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                          Annual Rates of
                                                                                            Stock Price
                                                                                          Appreciation for
                                                                                            Option Term
                                                                                            -----------
                           Number of        % of Total
                          Securities         Options
                          Underlying        Granted to
                            Options        Employees in      Exercise    Expiration
         Name             Granted (#)    Fiscal Year (1)      Price         Date         (5%)        (10%)
         ----             -----------    ---------------      -----         ----         ----        -----

Bruce D. Guthart            122,500            98.6           $7.50        5/15/10    $577,797    $1,464,251

-----------------------
(1) Does not include 20,000 options issued to directors during 2000.


The following table sets forth, as of December 31, 2000, certain information relating to stock option grants held by the named executives:

                                      Number of Securities Underlying
                                      Unexercised Options at
                                      Fiscal Year End (#)
                   Name               Exercisable/Unexercisable

         Bruce D. Guthart               247,500    /      240,000

         Howard Kaye                    22,500     /      0

         Michael P. Sabanos             38,000     /      72,000

         Marc I. Cohen                  28,000     /      77,000

         Robert N. Munao                 2,000     /       8,000

Director Compensation

          In 2000, directors of the Company not employed by the Company or affiliated with Kaye Investments L.P. received fees of $10,000 annually, $1,000 per board meeting attended and $500 per committee meeting attended, as well as an annual grant of 5,000 options for the Company's stock. Chairpersons of the Audit and Compensation Committees receive an additional $500 per quarter. Messrs. Butler, Ezekiel, Barbanell and Cooperstone received aggregate fees in 2000 of $20,000, $18,000, $21,000 and $19,000, respectively, for their services, as well as 5,000 stock options each in 2000. The exercise price for the options granted in 2000 was $6.90, which is below the trading price of the Common Stock as of March 21, 2001.

Employment Agreements

          Messrs. Guthart and Munao have employment agreements with the Company or its subsidiaries which expire on December 31, 2001, and May 25, 2001, respectively. The employment agreements between the Company and Mr. Sabanos, and the Company and Mr. Cohen may be terminated by the Company or the employee, upon 60 days written notice of termination.

          Upon termination of employment related to Change of Control of the Company, as defined in his employment agreement, Mr. Guthart is entitled to receive two times his Prior Compensation (salary and bonus in respect of the calendar year preceding termination), as defined, and benefits, and his previously granted stock options vest. The Company has entered into agreements with Mssrs. Sabanos and Cohen that in the event of a termination of employment within one year following a Change of Control of the Company, they shall receive one times their annual compensation.

Compensation Committee Interlocks and Insider Participation

          The members of the Compensation Committee are Robert L. Barbanell, Elliot S. Cooperstone and Ned L. Sherwood. Mr. Sherwood was a director of, and had shared beneficial ownership of more than ten percent of the outstanding common stock of, Sun Television and Appliances, Inc. ("Sun TV"). In 1994, Sun TV and a subsidiary of the Company entered into two agreements whereby the Company's subsidiary agreed to assume certain service contracts that were sold by Sun TV to its retail customers (the "Agreement") and contracted with Sun TV to have Sun TV provide repair services under certain service contracts. The Board of Directors believes that the agreements were commercially reasonable. On September 11, 1998, Sun TV filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code. The Company's subsidiary filed a proof of claim on March 11, 1999 for any and all amounts that are due and owing under the Agreement.

          The Company retained ZS Fund, L.P. ("ZS Fund") as a financial advisor to assist in the formulation of the transaction structure, due diligence and the negotiation of the Merger Agreement between the Company and Hub International Limited (see Item 12). Mr. Sherwood is a limited partner in ZS Fund and a controlling shareholder of the general partner of ZS Fund, N.L. Sherwood & Co., Inc. Upon consummation of the Merger, ZS Fund is entitled to an advisory fee and reimbursement of reasonable out-of-pocket expenses related to the Merger.

Compensation Committee Report

          Through the Kaye Group Inc. Amended and Restated Stock Option Plan, 1,129,710 options were awarded as of December 31, 2000, and 220,290 options were available to be awarded.

          Through the Kaye Group Inc. Stock Performance Plan, the Committee may grant Performance Stock. No grants of Performance Stock were made during 2000.

          The Committee has not made any determination relating to a bonus for the Company's chief executive officer, Bruce D. Guthart, in light of the Company's signing a definitive agreement to be acquired by Hub International Limited through a merger transaction, which is anticipated to occur in the second quarter of 2001.


                                         By the Compensation Committee:
                                                  Robert L. Barbanell
                                                  Elliot S. Cooperstone
                                                  Ned L. Sherwood

Item 12.   Security Ownership of Certain Beneficial Owners and Management


The following table sets forth information as of April 1, 2001 with respect to beneficial ownership of the Company's Common Stock by any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each Director, each nominee for Director, the named executives (as defined below) and all Directors and executive officers as a group, based upon 8,489,553 shares of Common Stock outstanding as of that date.

                                                   Shares Beneficially Owned (1)
Record Owner                                              Number  Percent
------------                                              ------  -------
Kaye Investments L.P. (2)                              2,216,140  26.10
ZS Pubco I L.P. (3)                                    1,129,242  13.30
Woodbourne Partners, L.P. (4)                            864,137  10.18

Directors and Named Executives:
Bruce D. Guthart (2)(5)                                 657, 623   7.75
Howard Kaye (2)(5)                                       942,536  11.10
Michael P. Sabanos (5)(6)                                 55,692  *
Robert L. Barbanell (5)                                   27,000  *
Richard Butler (5)                                        31,800  *
Elliot S. Cooperstone (5)                                  6,000  *
David Ezekiel (5)                                         30,000  *
Lawrence Greenfield (2)(5)                               580,939   6.84
Ned L. Sherwood (2)                                      485,003   5.71
Marc I. Cohen (5)(6)                                      39,442  *
Robert N. Munao (5)                                        2,000  *
All executive officers and directors as a group        2,858,035  33.67
  (11 persons) (2)(5)

----------------------------------
* denotes less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. The figures assume exercise by the stockholder named in each row of all options held by such stockholder which are exercisable on or within 60 days of April 1, 2001.

(2) The general partners of Kaye Investments L.P. ("Investments") are Kaye KINV, Inc. ("KINV"), a Delaware corporation, and Walter Kaye Associates, Inc. ("WKA"), a New York corporation. KINV owns 42% of Investments; WKA owns 20% of Investments. Bruce D. Guthart, Howard Kaye and Lawrence Greenfield own 5.3%, 47.3% and 36.3%, respectively, of KINV. Howard Kaye and Lawrence Greenfield own 19.2% and 16.8%, respectively, of WKA. Pursuant to Investments' partnership agreement and the KINV and WKA stockholders' agreements, the number of shares reflected in the above chart for Messrs. Guthart, Kaye and Greenfield include shares that would be distributed to them upon the dissolution of Investments, KINV and WKA. Messrs. Guthart, Kaye and Greenfield and KINV and WKA may be deemed to be beneficial owners of the Common Stock of the Company owned by Investments, but each disclaims such beneficial ownership. The number of shares reflected for Messrs. Guthart, Kaye and Greenfield in the above chart includes 1,018,502 shares that would be distributed to Messrs. Guthart, Kaye and Greenfield upon the dissolution of Investments, KINV and WKA. The number of shares reflected for Investments in the above chart also includes 1,018,502 shares that would be distributed to Messrs. Guthart, Kaye and Greenfield upon the dissolution of Investments, KINV and WKA. Thus, if such shares were distributed to Messrs. Guthart, Kaye and Greenfield, the remaining shares held by Investments would total 1,197,638. Mr. Guthart also owns 26.24% of ZS Kaye, Inc. ZS Kaye Inc. ("ZS") is a limited partner in Investments. Pursuant to ZS's stockholder's agreement and Investments' partnership agreement, the number of shares reflected in the above chart for Mr. Guthart include an approximation of the number of shares that would be distributed to him upon the dissolution of Investments and ZS. Mr. Guthart may be deemed to be a beneficial owner of the Common Stock of the Company owned by ZS, but he disclaims such beneficial ownership. Ned L. Sherwood owns 32.24% of the stock of ZS. ZS has no power to vote or dispose of any shares held by Investments, and ZS disclaims beneficial ownership of shares of Investments. The number of shares reflected for Mr. Sherwood in the above chart does not include shares that would be distributed to Mr. Sherwood upon the dissolution of Investments and ZS.

(3) The information contained herein with respect to these shares has been obtained from Amendment No. 1 to Schedule 13D filed August 5, 1999, by the beneficial owners named therein.

(4) The information contained herein with respect to these shares has been obtained from the Amendment No. 3 to Schedule 13D filed September 21, 1998, by the beneficial owners named therein. Woodbourne Partners, LP disclaims beneficial ownership of such shares.

(5) Includes options (see note (1)) for the following individuals to acquire the following shares: Bruce D. Guthart, 257,500; Lawrence Greenfield, 22,500; Howard Kaye, 22,500; Michael P. Sabanos, 43,000; Robert L. Barbanell, 15,000; Richard Butler, 20,000; Elliot Cooperstone, 6,000; David Ezekiel, 20,000; Marc I. Cohen, 31,000; and Robert N. Munao, 2,000.

(6) Includes shares awarded but not vested pursuant to the Company's Stock Performance Plan for the following individuals: Michael P. Sabanos, 7,692; Marc
I. Cohen, 7,692.

Change in Control

Hub International Limited has entered into a definitive agreement to acquire the Company through a merger transaction. Completion of this transaction, anticipated to occur in the second quarter of 2001, is subject to the receipt of satisfactory applicable regulatory approvals, approval of the merger by the shareholders of the Company, compliance with applicable legal and regulatory requirements and standard closing conditions. The holders of approximately 55% of the shares of the Company, including Kaye Investments LP, Ned L. Sherwood, ZS Pubco I, LP and Woodbourne Partners, LP, under individual agreements, have agreed to vote in favor of the merger, and have granted Hub an irrevocable option to purchase their shares of the Company in the event that the merger is not completed.

Item 13. Certain Relationships and Related Transactions

Transactions with Non-Consolidated Entities

          International Advisory Services, Ltd., an insurance management company located in Bermuda of which Mr. Ezekiel, a Director of the Company, and an officer of Old Lyme Insurance Co., Ltd., is a director, provides various management services to Old Lyme Insurance Co., Ltd., a subsidiary of the Company. During 1998, 1999 and 2000, Old Lyme Insurance Co., Ltd. paid to International Advisory Services, Ltd. management fees of $30,000, $20,000 and $20,000, respectively.

          Mr. Sherwood, a Director of the Company, is a director of, and had shared beneficial ownership of more than ten percent of the outstanding common stock of Sun Television and Appliances, Inc. ("Sun TV"). In 1994, Sun TV and a subsidiary of the Company entered into two agreements whereby the Company's subsidiary agreed to assume certain service contracts that were sold by Sun TV to its retail customers (the "Agreement") and contracted with Sun TV to have Sun TV provide repair services under certain service contracts. The Board of Directors believes that the agreements were commercially reasonable. On
September 11, 1998, Sun TV and Sun TV and Appliances, Inc. filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code. The Company's subsidiary filed a proof of claim on March 11, 1999 for any and all amounts that are due and owing under the Agreement.

          The Company retained ZS Fund, L.P. ("ZS Fund") as a financial advisor to assist in the formulation of the transaction structure, due diligence and the negotiation of the Merger Agreement between the Company and Hub International Limited. Mr. Sherwood is a limited partner in ZS Fund and a controlling shareholder of the general partner of ZS Fund, N.L. Sherwood & Co., Inc. Upon consummation of the Merger, ZS is entitled to an advisory fee based on 0.8% of the first $25 million of the total amount of cash and securities paid to the shareholders of the Company in connection with the Merger (the "Aggregate Consideration") plus 0.4% of the Aggregate Consideration in excess of $25 million. ZS is also entitled to reimbursement of reasonable out-of-pocket expenses related to the Merger.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements and schedules.

          1. Financial Statements:

             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 2000 and 1999

             Consolidated Statements of Income for the years ended December 31,
                              2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the years ended December
                              31, 2000, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the years ended
                              December 31, 2000, 1999 and 1998

             Consolidated Statements of Comprehensive Income for the years ended
                              December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements


          2. Financial Statement Schedules:

             Schedule II --Condensed Financial Information of Registrant:

                           Balance Sheets as of December 31, 2000 and 1999

                           Statements of Income for the years ended December 31, 2000, 1999 and 1998

                           Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                           Notes to Condensed Financial Statements

             Schedule IV--Reinsurance for the years ended December
                          31, 2000, 1999 and 1998

             Schedule VI--Supplemental Information Concerning Property and
                            Casualty Insurance Operations for the years ended December 31, 2000, 1999 and 1998

             The information for Schedule I is contained in the Notes to the Consolidated Financial Statements. The information for Schedule III is included in Schedule VI.

             The information required for Schedule V is not applicable.

         3.  Exhibits:

Exhibit
Number         Description

2 Acquisition Agreement, dated as of August 3, 1995, among Kaye Group Inc. (formerly known as Old Lyme Holding Corporation), Kaye International L.P., certain individuals and Kaye Holding Corp.(a copy of which was filed with the Commission on March 31, 1995 and which is incorporated herein by this reference).

2.1 Agreement and Plan of Merger among Hub International Limited, 416 Acquisition Inc. and Kaye Group Inc.

3(i) Certificate of Incorporation of Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) (a copy of which was filed with the Commission on June 17, 1993 as Exhibit 3.1 to the Company's Registration Statement on Form S-1), and which is incorporated herein by this reference).

3(ii) By-laws of Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) (a copy of which was filed with the Commission on June 17, 1993 as Exhibit 3.2 to the Company's Registration Statement on Form S-1, and which is incorporated herein by this reference).


4.1 Form of certificate representing shares of Common Stock of the Company (a copy of which was filed with the Commission on March 31, 1995, and which is incorporated herein by this reference).

10.1 Kaye Group Inc. (formerly known as Old Lyme Holding Corporation) 1993 Stock Option Plan (a copy of which was filed with the Commission on August 17, 1993 as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-1, and which is incorporated herein by this reference).

10.1(i) Kaye Group Inc. Supplemental Stock Option Plan (a copy of which was filed with the Commission on March 31, 1997, as Exhibit 10.1(i) to the Company's Form 10-K, and which is incorporated herein by this reference).

10.1(ii) Kaye Group Inc. Restated Supplementa1 Stock Option Plan. (a copy of which was filed with the Commission on March 31, 2000, as Exhibit 10.1(ii) to the Company's Form 10-K, and which is incorporated herein by this reference).

10.1(iii)    Kaye Group Inc.  Amended and Restated  Stock Option Plan (a copy of which was filed with the Commission on April 27, 2000, as Exhibit A to Schedule 14A, Information to the Company's Proxy Statement, pursuant to Section 14(a), and which is incorporated herein by this reference).

10.2 Registration Agreement among Kaye Group Inc. (formerly known as Old Lyme Holding Corporation), Kaye International L.P. and Old Lyme Holdings of Rhode Island, Inc. (a copy of which was filed with the Commission on August 17, 1993 as Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-1, and which is incorporated herein by this reference).

10.11 Loan Agreement among Summit Bank and Kaye Group Inc., dated June 24, 1998 (a copy of which was filed with the Commission on March 30, 1999, on Exhibit 10.11 to the Company's Form 10-K, and which is incorporated herein by reference).

10.11(i) First Amendment to Loan Agreement among Summit Bank and Kaye Group Inc., dated July 31, 1999 (a copy of which was filed with the Commission on March 31, 2000, as Exhibit 10.11 (i) to the Company's Form 10-K, and which in incorporated here by this reference).

10.11(ii)    Second Amendment to Loan Agreement among Summit Bank and Kaye Group
             Inc., dated November 1, 1999 (a copy of which was filed with the Commission on March 31, 2000, a Exhibit 10.11 (ii) to the Company's
             Form 10-K and which in incorporated herein by this reference).

10.11(iii)   Third  Amendment to Loan Agreement among Summit Bank and Kaye Group
             Inc., dated October 31, 2000.

10.11(iv)    Fourth Amendment to Loan Agreement among Summit Bank and Kaye Group
             Inc., dated January 31, 2001.

10.17        Executive Employment Agreement between Kaye Group Inc. and Bruce D.
             Guthart, dated as of January 2, 1997 (a copy of which was filed with the Commission on March 31, 1997, as Exhibit 10.17 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.18        Employment  Agreement  between  Kaye  Group  Inc.  and  Michael  P.
             Sabanos, dated as of May 15, 1996 (a copy of which was filed with the Commission on March 31, 1997, as Exhibit 10.18 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.18(i) Amendment of Employment Agreement between Kaye Group Inc. and Michael P. Sabanos, dated as of March 18, 1998 (a copy of which was filed with the Commission on March 30, 1999 as Exhibit 10.18 (i) to the Company's Form 10-K, and which is incorporated herein by this reference).

10.18(ii)    Agreement  regarding severance benefits between Kaye Group Inc. and
             Michael Sabanos, dated January 17, 2001.

10.19 Kaye Group Inc. Stock Performance Plan, dated as of October 2, 1997 (a copy of which was filed with the Commission on December 8, 1997, as Annex B to Schedule 14A, Information to the Company's Proxy Statement, pursuant to Section 14(a), and which is incorporated herein by this reference).

10.20 Asset Purchase Agreement between Kaye Insurance Associates, Inc., Seaman, Ross & Wiener, Inc., AMSCO Coverage Corp. and D.S.I. Associates, Inc., dated as of January 1, 1999 (a copy of which was filed with the Commission on March 30, 1999, as Exhibit 10.20 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.22 Employment Agreement between Kaye Insurance Associates, Inc. and Robert Munao, dated as of May 25, 1999 (a copy of which was filed with the Commission on March 30, 1999, as Exhibit 10.22 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.23 Employment Agreement between Program Brokerage Corporation and Marc Cohen, dated as of February 2, 1998 (a copy of which was filed with the Commission on March 30, 1999, as Exhibit 10.23 to the Company's Form 10-K, and which is incorporated herein by reference).

10.23(i) Addendum to Employment Agreement between Program Brokerage Corporation and Marc Cohen, dated as of March 11, 1999 (a copy of which was filed with the Commission on March 30, 1999, on Exhibit
             10.11 to the Company's Form 10-K, and which is incorporated herein by this reference).

10.23(ii)    Agreement  regarding severance benefits between Kaye Group Inc. and
             Marc Cohen dated January 17, 2001.

10.24 Financial Advisor Agreement between ZS Fund L.P. and Kaye Group Inc. dated January 5, 2001.

11           Statement regarding computation of earnings per share.

21           Subsidiaries of Registrant

        Name                                State of Incorporation    Names under which subsidiary
                                                                      Does business

        Kaye Insurance Associates, Inc.             Delaware          Kaye  Insurance  Associates, Inc.
                                                                      Kaye-Long Island
                                                                      Kaye Benefits Consulting
                                                                      Advanced Benefit Resources Corp.
                                                                      Kaye Environmental

        Kaye Insurance Associates, Inc.-
             New England                            Delaware

        Kaye-Western Insurance & Risk
            Services, Inc.                          Delaware

        Western Group Administrators Inc.           Delaware

        American Coverage Administrators Inc.       Delaware

        Program Brokerage Corp.                     Delaware

        Claims Administration Corp.                 Delaware

        Kaye Services Corp.                         Delaware

        Kaye Administrators Corp.                   Delaware

        Old Lyme Insurance Company
            Of Rhode Island, Inc.                   Rhode Island

        Old Lyme Insurance Co., Ltd.                Bermuda

        Park Brokerage Ltd.                         Bermuda



(b)      Reports on Form 8-K

Exhibit 99.7 Kaye Group Inc. (the "Company") on October 23, 2000, reported 40% third quarter EPS growth; Lawrence Greenfield re-appointed to expanded Board of Directors. A press release announcing this was issued by the Company on October 23, 2000.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KAYE GROUP INC.

                                           By:/ s / Bruce D. Guthart
                                           -------------------------------------
                                           Bruce D. Guthart,  Chairman

Dated: March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                                      Title                           Date
----------                                     -----                           ----

/ s / Bruce D. Guthart              Director, Chairman, President, and     March 26, 2001
-----------------------------       Chief Executive Officer
Bruce D. Guthart                    (Principal Executive Officer)

/ s / Howard Kaye                   Director                               March 26, 2001
-----------------------------
Howard Kaye

/ s /  Lawrence Greenfield          Director                               March 26, 2001
-----------------------------
Lawrence Greenfield

/ s / Michael P. Sabanos            Director, Executive Vice President,    March 26, 2001
-----------------------------       Chief  Financial  Officer  (Principal
Michael P. Sabanos                  Financial   Officer  and   Accounting
                                    Officer)

/ s / Robert Barbanell              Director                               March 26, 2001
-----------------------------
Robert Barbanell

/ s / Richard Butler                Director                               March 26, 2001
-----------------------------
Richard Butler

/ s / David Ezekiel                 Director                               March 26, 2001
-----------------------------
David Ezekiel

/ s / Elliot Cooperstone            Director                               March 26, 2001
-----------------------------
Elliot Cooperstone


/ s / Ned Sherwood                  Director                               March 26, 2001
-----------------------------
Ned Sherwood


Item 8.  Financial Statements and Supplementary Data

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

Index to Notes to Consolidated Financial Statements                          F-2

Report of Independent Accountants                                            F-3

Consolidated Balance Sheets as of December 31, 2000
   and 1999                                                                  F-4

Consolidated Statements of Income for the years
   ended December 31, 2000, 1999 and 1998                                    F-6

Consolidated Statements of Cash Flows
   for the years ended December 31, 2000, 1999 and 1998                      F-7

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2000, 1999 and 1998                      F-8

Consolidated Statements of Comprehensive Income
   for the years ended December 31, 2000, 1999 and 1998                      F-8

Notes to Consolidated Financial Statements                                   F-9

Financial Statement Schedules:

Schedule II - Condensed Financial Information of Registrant:
         Balance Sheets as of December 31, 2000 and 1999                    F-34

         Statements of Income for the years ended
         December 31, 2000, 1999 and 1998                                   F-35

         Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                   F-36

         Notes to Condensed Financial Statements                            F-37

Schedule IV - Reinsurance for the years ended
   December 31, 2000, 1999 and 1998                                         F-38

Schedule VI - Supplemental Information Concerning
   Property-Casualty Insurance Operations for the
   years ended December 31, 2000, 1999 and 1998                             F-39

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

               INDEX TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Footnote     Description                                                   Page
 --------     -----------                                                   ----

 1            Business......................................................F-9
 2            Significant Accounting Policies...............................F-11
 3            Changes in Accounting Policies................................F-16
 4            Acquisitions..................................................F-16
 5            Funds Held in Fiduciary Capacity..............................F-17
 6            Investments...................................................F-17
 7            Notes Payable.................................................F-20
 8            Income Taxes..................................................F-21
 9            Lease Commitments and Rentals.................................F-23
10            Defined Contribution Plan.....................................F-23
11            Commitments and Contingencies.................................F-23
12            Reinsurance...................................................F-24
13            Unpaid Losses and Loss Expenses...............................F-25
14            Statutory Financial Information and Dividend Restrictions.....F-26
15            Related Party Transactions....................................F-27
16            Dividends and Treasury Stock..................................F-27
17            Stock Performance and Stock Option Plans......................F-27
18            Quarterly Financial Information (Unaudited)...................F-30
19            Business Segments.............................................F-31
20            Supplemental Cash Flow Disclosures............................F-32
21            Subsequent Event..............................................F-33

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kaye Group Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kaye Group Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 26, 2001


                               KAYE GROUP INC.
                         CONSOLIDATED BALANCE SHEETS
                As of December 31, 2000 and December 31, 1999
                  (in thousands, except par value per share)


                                                                                         2000             1999
                                                                                       ---------        ---------

ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $25,374 and $25,610)                                             $ 26,591           $ 27,678
     Premiums and other receivables                                                      41,744             27,265
     Prepaid expenses and other assets                                                    2,025              1,717
                                                                                       --------           --------
     Total  current assets                                                               70,360             56,660

Fixed assets (net of accumulated depreciation of $6,827 and $6,922)                       5,816              3,770
Intangible assets (net of accumulated amortization of $4,808 and $3,845)                 11,472             10,228
Other assets                                                                                665                195
                                                                                       --------           --------
     Total assets                                                                        88,313             70,853
                                                                                       --------           --------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 2000, $43,157;
         1999, $42,273)                                                                  43,232             41,304
     Equity securities, at market value (cost:2000, $8,610; 1999, $3,873)                 8,209              4,496
                                                                                       --------           --------
     Total investments                                                                   51,441             45,800

Cash and cash equivalents                                                                12,784             14,327
Accrued interest and dividends                                                              862                873
Premiums receivable                                                                       1,985              2,333
Reinsurance recoverable on paid and unpaid losses                                         4,600              2,747
Prepaid reinsurance premiums                                                                949                488
Deferred acquisition costs                                                                4,053              4,313
Deferred income taxes                                                                     1,505              1,236
Other assets                                                                              5,935              4,520
                                                                                       --------           --------
     Total assets                                                                        84,114             76,637
                                                                                       --------           --------

CORPORATE:
Cash and cash equivalents                                                                   138              1,233
Prepaid expenses and other assets                                                            59                153
Investments:
     Equity securities, at market value (cost:2000, $308, and 1999, $243)                   320                243
Deferred income taxes                                                                        67                 93
                                                                                       --------           --------
     Total assets                                                                           584              1,722
                                                                                       --------           --------

     Total assets                                                                      $173,011           $149,212
                                                                                       --------           --------


     See notes to consolidated financial statements


                               KAYE GROUP INC.
                         CONSOLIDATED BALANCE SHEETS
                As of December 31, 2000 and December 31, 1999
                  (in thousands, except par value per share)


                                                                                    2000                1999
                                                                                  ---------           ---------

LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable and unearned commissions                                    $  53,095            $  42,161
     Accounts payable and accrued liabilities                                         9,658                8,103
     Notes payable                                                                      521                  527
                                                                                  ---------            ---------
     Total current liabilities                                                       63,274               50,791
Notes payable                                                                           320                  841
Deferred income taxes                                                                 1,083                  491
                                                                                  ---------            ---------
     Total liabilities                                                               64,677               52,123
                                                                                  ---------            ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                                 27,984               23,969
     Unearned premium reserves                                                       13,697               13,694
     Accounts payable and accrued liabilities                                         7,532                7,953
     Other liabilities                                                                  567                  245
                                                                                  ---------            ---------
     Total liabilities                                                               49,780               45,861
                                                                                  ---------            ---------

CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                                           254                  300
     Loan payable                                                                     1,343                1,241
     Income taxes payable                                                               187                  366
                                                                                  ---------            ---------
     Total current liabilities                                                        1,784                1,907
Loan payable-long-term                                                                  728                2,070
                                                                                  ---------            ---------
     Total liabilities                                                                2,512                3,977
                                                                                  ---------            ---------

     Total liabilities                                                              116,969              101,961
                                                                                  ---------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (2000, 8,481; 1999, 8,458)                       85                   85
     Paid - in capital                                                               18,019               18,019
     Accumulated other comprehensive loss, net of deferred
          income tax benefit (2000, $107; 1999, $118)                                  (207)                (228)
      Unearned stock grant compensation                                                (235)                (254)
      Retained earnings                                                              38,417               29,858
      Common stock in Treasury, shares at cost (2000, 4; 1999, 28)                      (37)                (229)
                                                                                  ---------            ---------

     Total stockholders' equity                                                      56,042               47,251
                                                                                  ---------            ---------

     Total liabilities and stockholders' equity                                   $ 173,011            $ 149,212
                                                                                  ---------            ---------

     See notes to consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998
                    (in thousands, except per share amounts)

                                                                                        2000            1999            1998
                                                                                      --------        --------        --------
     INSURANCE BROKERAGE COMPANIES:
     Revenues:
          Commissions and fees - net                                                  $ 42,066        $ 37,379        $ 35,356
          Investment income                                                              1,339           1,374           1,846
                                                                                      --------        --------        --------
          Total revenues                                                                43,405          38,753          37,202
                                                                                      --------        --------        --------
     Expenses:
          Compensation and benefits                                                     23,676          22,346          21,323
          Amortization of intangibles                                                    1,161           1,095             679
          Other operating expenses                                                      13,463          12,215          13,446
                                                                                      --------        --------        --------
          Total operating expenses                                                      38,300          35,656          35,448
                                                                                      --------        --------        --------
                                                                                      --------        --------        --------
          Interest expense                                                                 870             775              49
                                                                                      --------        --------        --------
          Income before income taxes                                                     4,235           2,322           1,705
                                                                                      --------        --------        --------

     PROPERTY AND CASUALTY COMPANIES:
     Revenues:
          Net premiums written                                                          30,028          27,821          24,538
          Change in unearned premiums                                                      458          (1,041)            151
                                                                                      --------        --------        --------
          Net premiums earned                                                           30,486          26,780          24,689
          Net investment income                                                          3,127           2,949           2,920
          Net realized gain (loss) on investments                                          804             (16)             85
          Other income                                                                     469              72             146
                                                                                      --------        --------        --------
          Total revenues                                                                34,886          29,785          27,840
                                                                                      --------        --------        --------
     Expenses:
          Losses and loss expenses                                                      12,270           9,754           8,496
          Acquisition costs and general and administrative expenses                     12,615          11,205           9,707
          Total expenses                                                                24,885          20,959          18,203
                                                                                      --------        --------        --------
          Income before income taxes                                                    10,001           8,826           9,637
                                                                                      --------        --------        --------

     CORPORATE:
     Revenues - Net investment income (loss)                                               107             206             (31)
     Expenses:
          Other operating expenses                                                         480             309             314
          Interest expense                                                                 234             316             443
                                                                                      --------        --------        --------
          Net expenses before income taxes                                                (607)           (419)           (788)
                                                                                      --------        --------        --------

     INCOME BEFORE INCOME TAXES                                                         13,629          10,729          10,554
                                                                                      --------        --------        --------

     Provision (benefit) for income taxes
          Current                                                                        3,887           3,261           3,422
          Deferred                                                                         338             (36)           (150)
                                                                                      --------        --------        --------
          Total provision for income taxes                                               4,225           3,225           3,272
                                                                                      --------        --------        --------

     NET INCOME                                                                       $  9,404        $  7,504        $  7,282
                                                                                      --------        --------        --------

     EARNINGS PER SHARE
          Basic                                                                       $   1.11        $   0.89        $   0.86
          Diluted                                                                     $   1.09        $   0.87        $   0.85

     Weighted average of shares outstanding - basic                                      8,470           8,460           8,474

     Weighted average shares outstanding and
     share equivalents outstanding - diluted                                             8,613           8,630           8,593


     See notes to consolidated financial statements


                                                  KAYE GROUP INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the years ended December 31, 2000, 1999 and 1998
                                                   (in thousands)


                                                                               2000               1999             1998
                                                                            -----------       -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  9,404          $  7,504         $  7,282
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Deferred acquisition costs                                                      260              (392)              18
   Amortization of bond premium - net                                              685               695              599
   Deferred income taxes                                                           338               (36)            (150)
   Net realized loss (gains) on investments                                       (868)              290              (85)
   Depreciation and amortization expense                                         2,892             2,381            1,813
   Change in assets and liabilities:
      Accrued interest and dividends                                                11                88              (79)
      Premiums and other receivables                                           (16,077)           14,071           (8,125)
      Prepaid expenses and other assets                                         (1,646)           (2,263)          (1,253)
      Premiums payable and unearned commissions                                 10,952           (17,235)          18,371
      Accounts payable and accrued liabilities                                   1,633              (311)           2,055
      Unpaid losses and loss expenses                                            4,015             2,402            2,441
      Unearned premium reserves                                                      3             1,367             (251)
      Income taxes payable                                                        (179)             (202)             552
                                                                              --------          --------         --------

      Net cash provided by operating activities                                 11,423             8,359           23,188
                                                                              --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                                                (10,270)          (11,560)         (15,012)
   Purchase of equity securities                                                (7,589)           (4,049)            (200)
   Maturities of fixed securities                                                5,109             5,474            4,861
   Sales of fixed securities                                                     3,498             6,094            8,158
   Sales of equity securities                                                    3,280               832              425
Purchase of fixed assets                                                        (3,866)           (1,347)          (2,089)
Acquisition payments                                                            (3,002)           (5,203)          (1,239)
Funds held under deposit contracts:
    Sales of short-term investments                                                                                  173
                                                                              --------          --------         --------

      Net cash used in investing activities                                    (12,840)           (9,759)          (4,923)
                                                                              --------          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition debt-repayment                                                        (375)             (375)            (657)
Notes and loan payable-repayment                                                (1,392)           (1,489)          (7,981)
Proceeds from issuance of common stock                                                                35
Acquisition of treasury stock                                                   (1,079)
Payment of dividends                                                              (845)             (847)            (849)
Proceeds from borrowings                                                                                            5,000
Receipts (payments) under deposit contracts                                        304                               (122)
                                                                              --------          --------         --------

      Net cash used in financing activities                                     (2,308)           (3,755)          (4,609)
                                                                              --------          --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (3,725)           (5,155)          13,656
Cash and cash equivalents at beginning of period                                43,238            48,393           34,737
                                                                              --------          --------         --------

Cash and cash equivalents at end of period                                    $ 39,513          $ 43,238         $ 48,393
                                                                              ========          ========         ========


      See notes to consolidated financial statements

                                       F-7

                                 KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                        (in thousands, except per share
                                    amounts)

                                          Common Stock      Common                             Accumulated
                                       ------------------    Stock     Unearned                   Other                   Total
                                       Outstanding   Par      in      Stock Grant  Paid-In  Comprehensive   Retained   Stockholders'
                                         Shares     Value  Treasury  Compensation  Capital      (Loss)      Earnings     Equity
                                       ----------- ------  --------  ------------  -------  -------------   --------   -------------
Balance, January 1, 1998                    8,474     $85                          $17,942         $373     $16,768     $35,168

Change in unrealized appreciation,
    net of deferred
    income tax of ($88)                                                                             168                     168
Net income                                                                                                    7,282       7,282
Dividends declared (per share-$0.10)                                                                           (849)       (849)

                                       ----------- ------  --------  ------------  -------  -------------   --------   -------------

Balance, December 31, 1998                  8,474      85                           17,942          541      23,201      41,769

Change in unrealized depreciation,
    net of deferred
    income tax of $398                                                                             (769)                   (769)
Shares issued - employee stock
    option plan                                 7                                       35                                   35
Shares issued - stock performance plan          5                         ($264)        42                                 (222)
Amortization of unearned restricted stock                                    10                                              10
Net income                                                                                                    7,504       7,504
Dividends declared (per share-$0.10)                                                                           (847)       (847)
Acquisition of treasury stock net of
    reissuances                               (28)            ($229)                                                       (229)

                                       ----------- ------  --------  ------------  -------  -------------   --------   -------------
Balance, December 31, 1999                  8,458      85      (229)       (254)    18,019         (228)     29,858      47,251

Change in unrealized appreciation,
  net of deferred
    income tax of ($11)                                                                              21                      21
Amortization of unearned restricted stock                                      19                                            19
Net income                                                                                                    9,404       9,404
Dividends declared (per share-$0.10)                                                                           (845)       (845)
Reissuance of treasury stock                   23               192                                                         192

                                       ----------- ------  --------  ------------  -------  -------------   --------   -------------

Balance, December 31, 2000                  8,481     $85      ($37)      ($235)   $18,019        ($207)    $38,417     $56,042
                                       ----------- ------  --------  ------------  -------  -------------   --------   -------------



                                 KAYE GROUP INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                                               2000         1999        1998
                                                                            -----------  ----------- ------------


NET INCOME                                                                      $9,404       $7,504       $7,282
                                                                            -----------  ----------- ------------

Other comprehensive income:

      Unrealized holding gains (losses) arising during
      the period, net of deferred income tax (benefit)
      liability  (2000, $255; 1999, ($482); 1998,  $116                            496         (932)         221

      Less: reclassification adjustment for loss (gains)
      included in net income, net of deferred income tax
      (benefit) liability (2000, $244; 1999, ($84);  1998,  $28                   (475)         163          (53)
                                                                            -----------  ----------- ------------

      Total other comprehensive income                                              21         (769)         168
                                                                            -----------  ----------- ------------

COMPREHENSIVE INCOME                                                            $9,425       $6,735       $7,450
                                                                            -----------  ----------- ------------



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

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

The Company's activities are conducted from offices in New York, New York, Arcadia, California, Westport, Connecticut, Woodbury, New York and Warwick, Rhode Island.

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

The Retail Brokerage Business' primary strategy is to service middle market companies and organizations just below the Fortune 500 level for which other national brokers intensely compete. Within this middle market, the Retail Brokerage Business has developed particular expertise and knowledge of the risks facing a number of industry sectors including health care, real estate, retail, manufacturing, houses of worship, law firms, homes for the aged and fine arts.

During 2000, the Retail Brokerage Business serviced approximately 15,000 insureds. The Retail Brokerage Business is compensated for its services primarily in the form of commissions paid by insurance companies. The commission is usually a percentage of the premium paid by the insured. Commission rates depend upon the type of insurance, the particular insurance company, and the role in which the Retail Brokerage Business acts. In some cases a commission is shared with other agents or brokers who have acted jointly with the Retail Brokerage Business in connection with the transaction. The Retail Brokerage Business may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Retail Brokerage Business over a given period of time. The Retail Brokerage Business may also receive fees from insureds in connection with consulting services relating to the marketing of insurance.

Program Brokerage Corporation ("PBC" or the "Program Brokerage Business") is a subsidiary of the Company and operates a wholesale insurance brokerage business which offers retail insurance agents and brokers innovative solutions to the twin insurance problems of price and availability of coverage. It accomplishes this by organizing pools of similar risks into specially designed alternative distribution programs through which it places insurance for affinity groups (the "Programs").

The Program Brokerage Business is one of the leaders in the application of purchasing groups in the commercial insurance market. Approximately 73% of PBC's premium volume was generated by its own producers and approximately 800 unrelated retail insurance agent and broker producers serving approximately 10,500 insureds during 2000. The remaining 27% was derived from the Retail Brokerage Business. Approximately 35% of PBC's premium volume is directly or indirectly placed with two affiliates, Old Lyme Insurance Company of Rhode Island, Inc. ("OLRI") and Old Lyme Insurance Company, Ltd. (Bermuda) ("OLB").

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

The Insurance Companies' strategy is to underwrite only the first "layer" of the property and casualty insurance provided under the Programs. Exposure to individual insureds on individual losses is thereby generally limited to between $10,000 and $25,000 per claim, depending on the Program. Under the Programs, the Insurance Companies' policies are sold in conjunction with policies issued by unaffiliated Program insurers that provide coverage for losses above the first layer of risk underwritten by the Insurance Companies. In addition, OLRI has issued policies on a selected basis with limits up to $3,500,000, with net retention on one policy of $100,000 of exposure and reinsuring the remaining limits with unaffiliated reinsurers rated A or better by A.M. Best Company ("A.M. Best"), a major rating agency for insurers.

The Property and Casualty Companies Operations includes Claims Administration Corporation ("CAC"), a subsidiary of the Company which is responsible for the administration of a large majority of the claims submitted to the Insurance Companies. The administration of claims includes investigation, engagement of legal counsel, approval of settlements and the making of payments to, or on behalf of insureds. The Insurance Companies pay CAC for its services. CAC also provides claims administration service to certain of the unaffiliated Program insurers for a fee.

2) Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Balance Sheets, Statements of Income, Cash Flows, Stockholders' Equity and Comprehensive Income (the "financial statements") have been prepared in accordance with generally accepted accounting principles ("GAAP") and predominant industry practice.

The Consolidated Balance Sheets are presented on a segmented basis with inter-company balances eliminated.

The Statements of Income are segmented and present the consolidated results of the Insurance Brokerage Companies segment, the Property and Casualty Companies segment and the Corporate segment. Intersegment transactions have not been eliminated. However, transactions within each segment are eliminated. For details on segment activity refer to Note 19.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year information has been reclassified to conform with the 2000 presentation.

(b) Segment Reporting

The accompanying consolidated financial statements have been prepared on a segmented basis. See Note 1 for segments and their respective operations. Income before income taxes of the two operating segments includes expenses incurred by Corporate on behalf of the segments, which are allocated to operations of the segments. The allocation is based upon total revenues of each segment except for the allocation of incentive compensation which is allocated based on the percentage of profits contributed to the Company. Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are principally cash and cash equivalents and an equity security investment.

(c) Commission Income

Commission income, together with the related accounts receivable from clients and premiums payable to insurance carriers, is recorded when earned which is principally as of the billing date. Commission income related to installment billing arrangements is recorded at the date of the initial billing. Unearned commissions represent commission income that is earned in installments on multiyear policies. Contingent commissions and commissions on premiums billed directly by insurance carriers are recorded when collected or known. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns.

(d) Fixed Assets

Furniture, equipment, computer hardware and software, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method. Fixed assets are depreciated over periods ranging from three to ten years, and leasehold improvements are amortized over the remaining terms of the leases which expire through 2010 or useful life which ever is shorter.

(e) Intangible Assets

Acquired expiration lists, covenants not to compete and goodwill are carried at cost, less accumulated amortization which is computed using the straight-line method over the estimated useful life of the asset not to exceed twenty years.

(f) Investments

Investments are stated at fair value. The difference between the cost and fair value is reflected as unrealized appreciation or depreciation, net of applicable deferred income taxes, as a separate component of stockholders' equity. Realized gains or losses from the sale of investments are determined on the basis of specific identification and are reflected as a component of revenues. Investment income is recognized when earned.

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

(h) Deferred Acquisition Costs

Deferred  acquisition  costs  include  commissions  incurred  by  the  Insurance
Companies that vary with and are attributed to new and renewal insurance policies or contracts. These costs are deferred and amortized over the applicable premium recognition period, generally one year. These deferred costs have been limited to the amount expected to be recovered from future earned premiums. Acquisition costs of $9,450,000, $8,292,000, and $7,630,000 were amortized to expense in 2000, 1999 and 1998, respectively.

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

(m) Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of all potentially dilutive securities. Earnings per common share has been compiled below (in thousands, except per share amounts):

                                     2000                1999              1998
                                     ----                ----              ----

Net income (numerator)              $9,404              $7,504            $7,282
                                    ------              ------            ------

Weighted average common shares and effect of dilutive shares used in the computation of earnings per share:

         Average shares outstanding-basic             8,470              8,460              8,474
         Effect of dilutive shares                      143                170                119
                                                      -----              -----              -----
        Average shares outstanding - diluted
              (denominator)                           8,613              8,630              8,593
                                                      -----              -----              -----

Earnings per common share:
         Basic                                        $1.11              $0.89              $0.86
         Diluted                                      $1.09              $0.87              $0.85

Options to purchase 594,250, 219,250 and 161,450, common shares at prices from $7.50 to $11.63, $7.88 to $11.63 and $7.06 to $11.63 per share were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of earnings per diluted share for the respective years, because their exercise price was greater than the average market price of the common shares. Theses options expire through November 16, 2009, December 10, 2008 and December 31, 2007, respectively.

(n) Capitalized Software Policy

Capitalized   computer   software  costs   (included  in  fixed  assets  on  the
Consolidated Balance Sheets) consist of costs to purchase software. All capitalized software costs are amortized on a straight line method over a period of three or five years. Amortization expense charged to operations was $547,630 in 2000, $425,265 in 1999 and $199,272 in 1998.

(o) Accounting Policy for Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for its Stock Option Plan as the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense has been recognized for the Stock Performance Plan based on the market price at the date of the award.

(p) Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivables and premiums payable approximate those assets and liabilities fair values due to the short-term nature of the instruments.

3) Changes in Accounting Policies

(a) Newly Adopted Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. The Company is recognizing revenue in accordance with SAB No. 101 and maintains an allowance for policy cancellations and commission returns.

(b) Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after December 31, 2000. The statement is not expected to have a material impact on the financial position of the Company.

4) Acquisitions

Effective January 1, 1999, the Company, through one of its insurance brokerage subsidiaries, Kaye Insurance Associates, Inc. ("KIA"), purchased the assets, including customer lists, and certain liabilities of Woodbury, N.Y. - based broker Seaman, Ross & Wiener, Inc. ("SRW") and related entities for an initial purchase price of $2,422,000 in cash and $500,000 in stock of the Company. Additional payments of $4,458,000 in cash and $292,000 in stock of the Company have been made through December 31, 2000. The total purchase price is contingent on future billings related to the acquired customer lists and will increase significantly from the initial purchase price. This acquisition is being accounted for using the purchase method of accounting. Accordingly, intangible assets (including customer lists) of approximately $7,700,000 resulting from the allocation of the preliminary purchase price and payments made through December 31, 2000, are being amortized by using the straight-line method over a period of not more than twenty years.

During 1998, the Company acquired certain assets and liabilities of Florida Insurance Associates, Inc. ("FIA"), Daniel V. Keane Agency, Inc. ("DVK"), and Laub Group of Florida, Inc. ("LGF") for cash of $275,000, $1,452,0000 and $201,000, respectively, paid through December 31, 2000 and estimated amounts payable in future periods of $656,000 (DVK). The total acquired intangible assets (including expiration lists) was $2,108,000 for DVK. These acquisitions were accounted for under the purchase method. During the first half of 2000, the Brokerage Operations sold the majority of the operations of LGF at no gain or loss, as well as certain assets and liabilities of FIA.

5) Funds Held in Fiduciary Capacity

Premiums collected by the Insurance Brokerage Companies but not yet remitted to insurance carriers are approximately $25,374,000 and $25,610,000 at December 31, 2000 and 1999, respectively, some of which are restricted as to use by law in certain states in which the Insurance Brokerage Companies operate. These balances are held in cash and cash equivalents. The offsetting obligation is recorded in premiums payable.

6) Investments

Net investment income for the years ended December 31, 2000, 1999 and 1998 is derived from the following sources (in thousands):

                                           2000       1999      1998
                                           ----       ----      ----

Insurance Brokerage Companies
Cash and cash equivalents                $ 1,339    $ 1,374    $ 1,846
                                         -------    -------    -------

Property and Casualty Companies
Fixed maturities                           2,089      2,176      2,031
Equity securities                             34         45         67
Cash and cash equivalents                    729        532        791
Other                                        340        259         98
                                         -------    -------    -------
Total investment income                    3,192      3,012      2,987
Investment expenses                          (65)       (63)       (67)
                                         -------    -------    -------
                                           3,127      2,949      2,920
                                         -------    -------    -------
Corporate
Cash and cash equivalents                    107        206        (31)
                                         -------    -------    -------

Net investment income                    $ 4,573    $ 4,529    $ 4,735
                                         =======    =======    =======


Net realized gains or losses and the change in unrealized appreciation or depreciation on investments for the years ended December 31, 2000, 1999 and 1998 are summarized below (in thousands):

                                             2000           1999      1998
                                             ----           ----      ----
Net realized gains (losses):
   Fixed maturities:
         Gross realized gains                $14             $37          $85
         Gross realized losses              (108)            (13)


    Equity securities:
         Gross realized gains              1,142               4
         Gross realized losses              (244)            (44)
                                         -------        --------     --------
Net realized gain (loss) on investments     $804            $(16)         $85
                                         =======        ========     ========

Change in unrealized appreciation
(depreciation):
   Fixed maturities                       $1,044         $(1,586)        $ 47
   Equity securities                      (1,012)            419          209
                                        --------        --------     --------
 Net change in unrealized
     Appreciation (depreciation)             $32         $(1,167)        $256
                                         =======        ========     ========



The composition, cost (amortized cost for fixed maturities) and estimated market values of the Company's investments at December 31, 2000 and 1999 are presented below.

                                                                                                 Aggregate
                                                             Gross Unrealized Holding              Fair
                                         Cost                   Gains        Losses                Value
                                      ---------                 -----        ------              --------
                                                                  (in thousands)
2000

Fixed Maturities:
      U.S. Government (a)              $ 3,792              $ 48              $  (6)              $ 3,834
      States (b)                        35,804               287               (263)               35,828
      Corporate                          3,561                39                (30)                3,570
                                       -------              ----              -----               -------

Total fixed maturities                 $43,157              $374              $(299)              $43,232
                                       -------              ----              -----               -------

Equity Securities:
      Common Stock                     $ 8,648              $ 12              $(594)              $ 8,066
      Preferred Stock                      270               193                                      463
                                       -------              ----              -----               -------

Total equity securities                $ 8,918              $205              $(594)              $ 8,529
                                       -------              ----              -----               -------

                                                                                                           Aggregate
                                                                        Gross Unrealized Holding             Fair
                                                                     ----------------------------          ---------
                                                  Cost                Gains             Losses               Value
                                                ----------            -----             ------               -----
                                                                           (in thousands)
1999

Fixed Maturities:
      U.S. Government (a)                       $  3,351             $    6            $   (132)            $  3,225
      States (b)                                  35,247                 53                (836)              34,464
      Corporate                                        7              3,615                 (67)               3,615
                                                --------             ------            --------             --------
Total fixed maturities                          $ 42,273             $   66            $ (1,035)            $ 41,304
                                                --------             ------            --------             --------
Equity Securities:
      Common Stock                              $  4,066             $  838            $   (215)            $  4,689
      Preferred Stock                                 50                 --                  --                   50
                                                --------             ------            --------             --------
Total equity securities                         $  4,116             $  838            $   (215)            $  4,739
                                                --------             ------            --------             --------

(a) Includes U.S. Government agencies and authorities
(b) Includes municipalities and subdivisions

The amortized cost and estimated market value of fixed maturities at December 31, 2000, by contractual maturity date, are listed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                          (in thousands)
                                                   Amortized Cost      Aggregate Fair Value
                                                  ------------------   ---------------------

Due in one year or less                                  $3,030                $3,035

Due after one year through five years                    19,497                19,683

Due after five years through ten years                   18,898                18,790

Due after ten years                                       1,732                 1,724
                                                        -------               -------

Total                                                   $43,157               $43,232
                                                        =======               =======

Fixed maturities and cash and cash equivalents carried at market value of $3,510,000 and $3,422,000, in 2000 and 1999, respectively, were on deposit for governmental authorities, as required by law. Fixed maturities and cash equivalents carried at market value of $27,328,000 and $22,270,000 in 2000 and 1999, respectively, have been deposited in trust funds or pledged to collateralize the obligations of OLRI to ceding companies under reinsurance agreements. In addition, OLB maintained a bank letter of credit in the amount of $700,000 at December 31, 2000 and 1999. The Company's short term investment of cash is maintained principally with seven banks and three institutional money market funds. To control this risk, the Company utilizes only high credit quality financial institutions. Additionally, under the insurance laws of the State of Rhode Island, where

OLRI is domiciled, insurers and reinsurers are restricted as to the types of investments they may purchase and the concentration of risk they may accept in any one issuer or group of issuers. The Company complies with such laws which insure that the concentration of risk in its investment portfolio is at an acceptable and authorized level.

7) Notes Payable

Notes payable consist of the following in thousands at December 31:

                                                                              2000            1999
                                                                              ----            ----
Insurance Brokerage:
Note payable, due through 7/1/2002, interest
    at prime                                                                 $   656        $ 1,031
Finance company note, due through 6/24/02, interest at 7.75%                     185            320
Finance company note, due through 2000, interest at
    Prime rate plus 1/2%                                                          --             17
Current portion                                                                 (521)          (527)
                                                                             -------        -------
Notes payable -- long term                                                   $   320        $   841
                                                                             =======        =======

Corporate:
Term loan, due through 6/24/2002, interest at 7.8%                           $ 2,071        $ 3,311
Current portion                                                               (1,343)        (1,241)
                                                                             -------        -------
Notes payable -- long term                                                   $   728        $ 2,070
                                                                             =======        =======

The note payable, at 9%, due through July 1, 2002, represents debt incurred related to the DVK acquisition.

The 7.8% Term Loan due through June 24, 2002 is secured by the stock of the Property and Casualty Companies. Certain covenants exist on this loan, the most significant being the requirement to maintain a minimum GAAP net worth, minimum statutory surplus in the Insurance Companies, a fixed ratio of net premiums to surplus and a minimum debt service coverage. At December 31, 2000, the Company was in compliance with the convenants under the loan agreement.

In addition, the Company has available a $4,500,000 revolving line of credit through April 30, 2001 at LIBOR plus 175 basis points or the bank's base rate. The line is also secured by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. At December 31, 2000, no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of .05% on the unused balance.

The Company maintains a $700,000 letter of credit and has established trust funds in order to satisfy the collateral requirements of certain reinsurance agreements as of December 31, 2000 and 1999. The letter of credit is secured by certain cash deposits.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the notes payable at December 31, 2000 and 1999 approximates their carrying value.

Interest expense in the accompanying consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 was $1,104,000, $1,091,000 and
$492,000, respectively.

8) Income Taxes

The Company and its wholly owned domestic subsidiaries are party to a Tax Allocation Agreement (the "Agreement"). The Agreement requires these companies to file a U.S. consolidated income tax return. The Agreement also provides that each member of the group will compute its separate tax liability or benefit on a separate return basis and pay or receive such amounts to or from the Company.

The Company's effective income tax rate for the years ended December 31, 2000, 1999 and 1998 differs from the statutory rate on ordinary income before income taxes as follows (in thousands, except percentages):



                                                            2000                        1999                          1998
                                                     --------------------        -------------------          ---------------------

                                                                    % of                        % of                         % of
                                                                   Pretax                      Pretax                       Pretax
                                                       Amount      Income          Amount      Income         Amount        Income
                                                       ------      ------          ------      ------         ------        ------
Income taxes computed at the
statutory rate                                        $ 4,634        34.0%        $ 3,648        34.0%        $ 3,588         34.0%

Increase (decrease) in taxes
resulting from:

        Tax-exempt investment income                     (519)       (3.8)           (507)       (4.7)           (456)        (4.3)

        State and local income taxes
          and other                                       110         0.8              84         0.8             1.3          1.3
                                                      -------        ----         -------        ----         -------        -----

Provision for income taxes                            $ 4,225        31.0%        $ 3,225        30.1%        $ 3,272         31.0%
                                                      =======        ====         =======        ====         =======         ====


The source of the significant temporary differences and the related deferred tax effects are as follows:

                                        2000             1999             1998
                                        ----             ----             ----
                                                    (in thousands)

Expiration lists                        $268             $395             $394
Accrual adjustment                       167               60              (85)
Unearned premium reserves                 31              (71)              10
Deferred acquisition costs               (88)             133               (6)
Loss reserve discount                   (220)            (353)            (246)
Other                                    180             (200)            (217)
                                         ---            -----            -----
Deferred tax expense (benefit)          $338            $ (36)           $(150)
                                        ====            =====            =====



The components of the net deferred tax assets and liabilities, in the accompanying consolidated balance sheets at December 31, 2000 and 1999, are as follows:


                                                     2000         1999
                                                     ------       ----
                                                      (in thousands)
Deferred tax assets:
         Loss and loss expense reserves             $1,869        $1,649
         Unearned premium reserves                     867           898
         Other                                         346           525
         Unrealized losses on investments              107           118
         Expiration lists                                            152
                                                    ------        ------
                                                      (116)
         Total deferred tax asset                    3,073         3,342
                                                    ------        ------

Deferred tax liabilities:
         Deferred acquisition costs                  1,378         1,466
         Other accrual adjustments                   1,206         1,038
                                                     -----         -----

         Total deferred tax liability                2,584         2,504
                                                     -----         -----

Net deferred tax asset                                $489          $838
                                                      ====          ====

Management believes it is more likely than not that all deferred tax assets are realizable based upon the past earnings history of the Company.

OLB, as a Bermuda domiciled company, is not subject to federal income taxes but, rather, the Company is subject to federal income taxes based on OLB's taxable income for the entire year. Accordingly, the Company includes the taxable income of OLB in its separate company income for tax purposes, but for segment reporting the income is included with the Property and Casualty Companies. OLB has received an undertaking from the Bermuda Government exempting it from all taxes computed on profit or income, or computed on any capital asset gain or appreciation until 2016.

9) Lease Commitments and Rentals

Minimum annual rental commitments under various non-cancelable operating leases for office space and equipment are as follows (in thousands):

                            Years Ending December 31,

                       2001    .....................   $3,329
                       2002  .......................    1,324
                       2003  .......................      982
                       2005  .......................      923
                       Thereafter  .................    4,311
                                                      ------
                                                       11,818
                  Sub-lease rental income...........     (491)
                                                       ------
                  Net rental commitments............  $11,327
                                                      -------


Leases for office space include various escalation clauses, none of which individually or in the aggregate are material. Escalation clauses are accounted for on a straight-line basis over the remaining life of the lease. The leases also contain provisions for the payment of certain operating expenses and real estate taxes.

Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $3,324,000, $3,242,000 and $2,928,000, respectively, net of sublease rental income of $174,000, $48,000 and $48,000, respectively.

10) Defined Contribution Plan

Substantially all officers and employees of the Company are entitled to participate in a qualified retirement savings plan (defined contribution plan). The cost to the Company was $434,000 $406,000 and $255,000 for 2000, 1999 and
1998, respectively.

11) Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material effect on the consolidated financial position and results of operations of the Company.

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

12) Reinsurance

The components of net written and net earned insurance premiums were as follows for the years ended December 31, 2000, 1999 and 1998:

                                2000               1999             1998
                                ----               ----             ----
                                            (in thousands)
Written premiums:
Direct                        $8,988            $12,120          $11,586
Assumed                       23,139             16,668           13,207
Ceded                         (2,099)              (967)            (255)
                             -------              -----          -------
Net written premiums         $30,028            $27,821          $24,538
                             =======            =======          =======

Earned premiums:
Direct                       $11,070            $11,576          $11,652
Assumed                       21,054             15,846           13,392
Ceded                         (1,638)              (642)            (355)
                             -------            ---------        -------
Net earned premiums          $30,486            $26,780          $24,689
                             =======            =======          =======


OLRI assumes reinsurance under arrangements with unaffiliated insurance companies. The Insurance Brokerage Companies produce the business assumed under these arrangements. The business has limits varying from $25,000 to $100,000 per occurrence. Claim liabilities under these agreements are secured with fixed maturity securities and cash and cash equivalents, which are deposited in trust funds. Approximately $27,328,000 and $22,270,000 as of December 31, 2000 and 1999, respectively, are held in these trust funds. In addition, OLB maintained a bank letter of credit in the amount of $700,000 at December 31, 2000 and 1999 to satisfy the reinsurance collateral requirement. OLRI underwrites a small book of business with limits up to $3,500,000 with net retention on one policy of $100,000 and reinsures the balance on an excess of loss basis to other insurers or reinsurers.

Under the terms of the reinsurance agreements, loss and loss adjustment expenses recovered (incurred) in 2000, 1999 and 1998 were $2,174,857, $(451,000), and
$409,000, respectively. Commissions earned on reinsurance ceded in 2000, 1999 and 1998 were $347,000, $148,000 and $45,000, respectively. Reinsurance has been placed with PXRE Reinsurance Company and The Hartford Stream and Boiler Inspection and Insurance Co. which are rated A or better by A.M. Best.

A contingent liability exists with respect to reinsurance ceded, which would become an ultimate liability of OLRI in the event that the assuming companies were unable to meet their obligations under the reinsurance agreements in force at December 31, 2000.

13) Unpaid Losses and Loss Expenses

The following table sets forth a reconciliation of the changes in the reserves for losses and loss expenses, including paid losses and loss expenses:


                                                               Years Ended December 31,
                                                        ------------------------------------

                                                         2000             1999             1998
                                                         ----             ----             ----
                                                                      (in thousands)

Balance at January 1,                                 $23,969          $21,567          $19,126
         Less: reinsurance recoverables                (2,678)          (3,220)          (2,811)
                                                      -------          -------          -------
         Net balance                                   21,291           18,347           16,315
                                                      -------          -------          -------
Incurred related to:
         Current year                                  13,340           10,410            8,461
         Prior years                                   (1,070)            (656)              35
                                                      -------          -------          -------
         Total incurred                                12,270            9,754            8,496
                                                      -------          -------          -------
Paid related to:
         Current year                                   2,809            2,188            1,877
         Prior years                                    7,368            4,622            4,587
                                                      -------          -------          -------
         Total paid                                    10,177            6,810            6,464
                                                      -------          -------          -------

Net balance at December 31,                            23,384           21,291           18,347
         Add: reinsurance recoverables                  4,600            2,678            3,220
                                                      -------          -------          -------
         Balance                                      $27,984          $23,969          $21,567
                                                      =======          =======          =======

2000 and 1999 incurred provisions increased over prior year's amounts due to the growth of liability business. Incurred provision reductions in 2000 and 1999 relating to prior years were due to redundant property and liability reserves established in those years. Paid losses in 2000 and 1999 for both current and prior years increased over the prior year's amount due to the overall growth in business.

14) Statutory Financial Information and Dividend Restrictions

The Insurance Companies file separate financial statements in accordance with accounting practices prescribed or permitted by the insurance regulatory authorities where they are domiciled. These statutory accounting practices ("SAP") differ in certain respects from GAAP. These differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, and fixed maturity and equity investments.

The following is a reconciliation of net income and surplus regarding policyholders in accordance with SAP as reported to the Rhode Island and Bermuda insurance regulatory authorities to net income and capital as determined in conformity with GAAP.


                                                 Statutory Surplus /
                                                Stockholders' Equity           Net Income for years ended
                                                 as of December 31,                   December 31,
                                               ------------------------    -----------------------------------------
                                                   2000           1999         2000           1999            1998
                                                   ----           ----         ----           ----            ----
                                                                       (in thousands)
Consolidated amount in accordance with GAAP    $ 56,042        $ 47,251        $ 9,404        $ 7,504        $ 7,282


Deficit (equity) in net assets and net loss
(income) of non-insurance companies             (14,782)        (10,083)        (1,658)          (226)          (141)
                                               --------        --------        -------        -------        -------

Combined amount in accordance with GAAP          41,260          37,168          7,746          7,278          7,141

Deferred acquisition costs                       (4,053)         (4,313)           260           (392)            18

Non-admitted assets, deferred income taxes
and other                                        (1,898)           (341)          (278)          (241)          (292)
                                               --------        --------        -------        -------        -------

Combined amount in accordance with SAP         $ 35,309        $ 32,514        $ 7,728        $ 6,594        $ 6,918
                                               ========        ========        =======        =======        =======

The Insurance Companies are currently subject to various regulations that limit the maximum amount of dividends ultimately available to the Company without prior approval of insurance regulatory authorities. Under SAP, approximately $3,811,000 of statutory surplus is available for distribution in 2001 without prior regulatory approval.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The new accounting guidance becomes effective January 1, 2001 and has been adopted by the State of Rhode Island.

15) Related Party Transactions

The administrative support for OLB is provided by International Advisory Services, Ltd. ("IAS"), an insurance management company located in Bermuda. A director of IAS is an officer of OLB and is a director of the Company. Management fees paid to IAS under a service contract for the years ended December 31, 2000, 1999 and 1998 were $20,000, $20,000 and $30,000, respectively.


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

16) Dividends and Treasury Stock

The Board of Directors of the Company declared annual dividends of $845,000 and $847,000 for the years ended December 2000 and 1999, respectively, of which $212,000 was unpaid at December 31, 2000 and 1999.

In December 1998, the Board of Directors authorized for a two year period the repurchase, at management's discretion, of up to 300,000 shares of the Company's Common Stock. The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of re-issuance price over repurchase cost is treated as an increase of paid-in capital. Net issuances/(purchases) of treasury stock for the years ended December 31, 2000 and 1999 amounted to 23,176 shares and (27,657) shares, respectively. Treasury shares at December 31, 2000 and 1999 amounted to 4,481 and 27,657 shares, respectively at a cost of approximately $37,000 and $229,000.

17) Stock Performance and Stock Option Plans

On December 30, 1997, the Company adopted a Stock Performance Plan, under which up to 350,000 shares of the Company's common stock may be granted and awarded to key employees. The grant of stock under this plan is contingent upon criteria established by the Compensation Committee of the Company's Board of Directors. Awards are based on performance targets of the Company's stock based on increases in the market value of the Company's common stock from the price on the date the stock is initially granted by the Company. Shares must be granted, awarded, and vested before participants take full title to the performance stock. Awards vest on the occurrence of any of the following events, (i) fifteen years of continuous service with the Company from the date shares are granted to the participant, (ii) death or disability of the participant, (iii) immediately before a change of control (as defined under the plan), (iv) attaining the age of 65, or (v) immediately before a sale or merger (as defined under the plan). During 2000 and 1999, $0 and 26,016 shares of performance stock were granted under this plan, respectively. During July 1999, the Company awarded 33,844 shares of restricted stock from shares previously granted under the Stock Performance Plan to certain key employees. The market value of these shares awarded totaled approximately $264,000 and has been recorded as unearned stock grant compensation (net of amortization) as a separate component of stockholders' equity. Unearned compensation is being amortized to expense on a straight-line basis over the remaining vesting period. At December 31, 2000 and 1999, no performance stock under this plan was vested.

In addition to the Stock Performance Plan, the Company has a stock option plan. Under the option plan a total of 1,350,000 shares of common stock are reserved for issuance. The option plan provides for the granting to directors, executives or other key employees (including officers) of the Company non-qualified stock options (NQO's) or incentive stock options (ISO's) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Compensation Committee determines the terms of the options including the exercise price, number of shares subject to option and exercisability. The exercise price of all ISO's and NQO's under the plan is generally at least the fair market value of the common stock of the Company on the date of grant. A summary of the stock option activity and related information consists of the following:



                                                   2000                           1999                   1998
                                     ----------------------------------------------------------------------------------------
                                                         Weighted-Average          Weighted-Average          Weighted-Average
                                                           Exercise                  Exercise                  Exercise
                                            Shares           Price       Shares        Price        Shares       Price
                                     ----------------------------------------------------------------------------------------

Outstanding  at  beginning  of year         993,000        $   6.70     659,200        $   6.15     624,850        $   6.12
Granted                                     144,250            7.41     361,800            7.63      54,500            6.46

Exercised                                                                (6,900)           5.06

Forfeited                                    (7,540)           5.94     (21,100)           5.93     (20,150)           7.88
                                          ---------                    --------                     -------
Outstanding at end of year                1,129,710        $   7.55     993,000        $   6.70     659,200        $   6.15
                                          ---------                    --------                     -------
Options exercisable at year end             544,060                     341,300                     232,900
                                          ---------                    --------                     -------
Weighted-average fair value
of options granted during the year         $   3.09                    $   2.34                     $  2.17
                                          ---------                    --------                     -------


The following table summarizes information about the stock options outstanding at December 31, 2000:


                                 Options Outstanding                          Options Exercisable
                   ----------------------------------------------      --------------------------------

                      Number       Weighted-Average  Weighted-Average     Number          Weighted-
                   Outstanding      Remaining         Exercise         Exercisable    Average Exercise
Exercise Prices    at 12/31/00    Contractual Life     Price           at 12/31/00         Price
                   ------------ ------------------- ---------------  -------------    ----------------

  $ 11.63                500            3.09 years    $    11.63           500          $    11.63

  $ 10.91              5,000            3.06          $    10.91         5,000          $    10.91

  $ 10.00             75,500            2.62          $    10.00        75,500          $    10.00

  $  8.43             39,750            4.81          $     8.43        39,750          $     8.43

  $  8.24             20,000            8.82          $     8.24         4,000          $     8.24

  $  8.24             48,500            8.83          $     8.24         9,700          $     8.24

  $  8.03             15,000            6.83          $     8.03         9,000          $     8.03

  $  7.88             15,000            4.70          $     7.88        15,000          $     7.88

  $  7.50            252,500            8.95          $     7.50        50,500          $     7.50

  $  7.50            122,500            9.37          $     7.50        24,500          $     7.50

  $  7.50                750            9.88          $     7.50            --                  --

  $  7.41                160            8.12          $     7.41           160          $     7.41

  $  7.38             40,000            8.15          $     7.38         8,000          $     7.38

  $  7.07              1,000            9.78          $     7.07            --                  --

  $  7.06             10,000            5.37          $     7.06         8,000          $     7.06

  $  6.90             20,000            9.83          $     6.90            --                  --

  $  6.64              5,000            7.00          $     6.64         3,000          $     6.64

  $  6.60             21,800            7.94          $     6.60         8,900          $     6.60

  $  6.17             20,000            7.83          $     6.17         8,000          $     6.17

  $  5.06            156,750            6.15          $     5.06        95,550          $     5.06

  $  5.00            250,000            6.12          $     5.00       173,000          $     5.00

  $  4.97             10,000            6.50          $     4.97         6,000          $     4.97
                   ---------                                          --------
                   1,129,710            6.99 years    $     7.55       544,060          $     6.58
                   =========                                          ========


Unless otherwise specified, the options vest and are exercisable at the rate of 20% per year and terminate ten years from date of grant. At December 31, 2000, 1999 and 1998, 544,060, 341,300 and 232,900 options were exercisable and there were 220,290, 0, and 40,800 options available for future grants, respectively.


Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               2000            1999           1998
                                                               ----            ----           ----
Net Income                              As reported           $9,404          $7,504         $7,282
                                        Pro forma              9,159           7,361          7,167

Earnings per share -- basic             As reported            1.11            .89            .86
                                        Pro forma              1.08            .87            .85

Earnings per share -- diluted           As reported            1.09            .87            .85
                                        Pro forma              1.06            .85            .84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.3%, (ii) expected volatility range of 45%, (iii) risk-free interest rate of 6.63%, and (iv) expected life of 5 years.

18) Quarterly Financial Information (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods, have been made.


                                                            For the three months ended
----------------------------------------------------------------------------------------------------------------
                                                      (in thousands, except for per share)

                                       March 31,            June 30,         September 30,        December 31,
                                       ---------            --------         -------------        ------------
                                     2000      1999      2000      1999      2000      1999      2000      1999
----------------------------------------------------------------------------------------------------------------

Revenues                           $17,375   $16,083   $20,644   $17,739   $18,937   $16,599   $21,442   $18,323
------------------------------------------------------------------------------------------- --------------------
Net income                         $ 1,622   $ 1,359   $ 2,917   $ 2,123   $ 2,349   $ 1,723   $ 2,516   $ 2,299
----------------------------------------------------------------------------------------------------------------
Earnings per share:
         Basic                     $  0.19   $  0.16      0.34      0.25      0.28      0.20      0.30      0.27
         Diluted
                                      0.19      0.16      0.34      0.25      0.27      0.20      0.29      0.27
----------------------------------------------------------------------------------------------------------------
Weighted average shares
outstanding:
         Basic
                                     8,461     8,460     8,466     8,448     8,473     8,460     8,479     8,464
         Diluted
                                     8,669     8,605     8,570     8,590     8,610     8,655     8,625     8,667
----------------------------------------------------------------------------------------------------------------

19) Business Segments

The Company operates in two insurance business segments, the Insurance Brokerage Companies and the Property and Casualty Companies. In addition, Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities include debt servicing and public company expenses, including investor relations costs. The identifiable segment assets, operating profits and income before income taxes and minority interests are shown on the accompanying consolidated balance sheets and statements of income.

The following table is a summary of certain other segment information for the years ended December 31, 2000, 1999 and 1998:


                            Business Segments -- 2000
--------------------------------------------------------------------------------
                                            Insurance           Property &
(in thousands)                              Brokerage           Casualty
--------------------------------------------------------------------------------
Revenue from external sources                 $38,935            $30,486
Revenue from other segments                     3,131                 76
Depreciation and amortization expense           2,857              9,466
Interest income from other segments                                  275
Capital expenditures                            3,866


                            Business Segments -- 1999
--------------------------------------------------------------------------------
                                            Insurance           Property &
(in thousands)                              Brokerage           Casualty
--------------------------------------------------------------------------------
Revenue from external sources                 $33,158            $26,780
Revenue from other segments                     4,221                 72
Depreciation and amortization expense           2,355              8,309
Interest income from other segments                                  192
Capital expenditures                            1,347


                            Business Segments -- 1998
--------------------------------------------------------------------------------
                                            Insurance           Property &
(in thousands)                              Brokerage           Casualty
--------------------------------------------------------------------------------
Revenue from external sources                 $31,324             $24,689
Revenue from other segments                     4,032                  69
Depreciation and amortization expense           1,792                7,651
Capital expenditures                            2,089


The foreign operations set forth below, relate solely to the operations of OLB, and its wholly owned subsidiary Park Brokerage, and business assumed from third party insurance companies. All such risks assumed originate in the United States.


                                                   2000
                             ---------------------------------------------------
                                  Foreign         Domestic              Total
                             ---------------------------------------------------
                                               (in thousands)
Consolidated Revenues             $1,589          $76,809                $78,398
Income before income taxes           805           12,824                 13,629
Identifiable assets                3,063          169,948                173,011

                                                  1999                                 1998
                                     --------------------------------   ----------------------------------
                                      Foreign    Domestic     Total        Foreign    Domestic     Total
                                     --------------------------------   ----------------------------------
                                                                  (in thousands)

Consolidated  Revenues                $1,717     $67,027    $68,744        $2,092     $62,919     $65,011
Income before income taxes             1,055       9,674     10,729         1,169       9,385      10,554
Identifiable assets                    2,648     146,564    149,212         2,936     157,647     160,583

There were no material inter-company revenue transactions between OLB and OLRI.

20)  Supplemental Cash Flow Disclosures

                                                            2000          1999         1998
                                                            ----          ----         ----
                                                                    (in thousands)
Cash paid during the period for:
         Interest expense                                   $1,097        $968         $501
         Income taxes                                       $4,066      $3,463       $2,870

Non-cash investing and financing activities:
         Stock issued under Stock Performance Plan                        $222

Details of acquisitions:
         Purchase payments including outstanding
           payable                                          $4,225      $7,784       $5,196
         Amounts contingently payable                         (656)     (1,578)      (3,300)
         Reissuance of treasury stock                         (192)       (628)
         Acquisition debt repayment                           (375)       (375)        (657)
                                                            ------      ------

         Cash paid for acquisitions                         $3,002      $5,203       $1,239
                                                            ------      ------       ------

21) Subsequent Event

On January 20, 2001, the Company reported that Hub International Limited ("Hub") had entered into a definitive agreement to acquire the Company through a merger transaction.

          Upon the merger, each holder of the Company's shares will receive $14.00 per share consisting of cash of $9.33 and $4.67 principal amount of 5 year 8.50% subordinate convertible debentures of Hub. Hub has the right to amend the merger consideration by replacing any or all of the convertible debentures with an equal amount of cash. Completion of this transaction, anticipated to occur in the second quarter of 2001, is subject to the receipt of satisfactory applicable regulatory approvals, approval of the merger by the shareholders of the Company, compliance with applicable legal and regulatory requirements and standard closing conditions. The holders of approximately 55% of the shares of the Company, under individual agreements, have agreed to vote in favor of the merger, and have granted Hub an irrevocable option to purchase their shares of the Company in the event that the merger is not completed.

Immediately prior to the transaction all outstanding stock options shall become vested, and in return for their cancellation, the holders of options will receive a cash payment; and in return for the cancellation of all outstanding and awarded Performance Stock Shares, the holders will receive a cash payment at a later date. On completion of the transaction, the Company will record an expense of approximately $2,400,000 related to the cancellation of the awarded shares of the Stock Performance Plan.

In addition, as a result of the transaction, the Company will incur related expenses of approximately $2.5 million during the period January 1, 2001 through completion of the transaction.

                                                                    Schedule II


                                 KAYE GROUP INC.
                              (Parent Company Only)
                            Condensed Balance Sheets
                        As of December 31, 2000 and 1999
                   (in thousands, except par value per share)


                                                                                        2000             1999
                                                                                     --------          ----------
ASSETS

Cash and  cash equivalents                                                           $    138            $  1,233
Prepaid expenses and other assets                                                          59                 153
Investments:
     Equity securities, at market (cost: 2000, $308, and 1999, $243)                      320                 243
Deferred income taxes                                                                      67                  93
Due from subsidiaries                                                                   2,427                 890
Investment in subsidiaries                                                             55,543              48,616
                                                                                     --------            --------

       Total assets                                                                  $ 58,554            $ 51,228
                                                                                     --------            --------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and other liabilities                                               $    254            $    300
Note payable                                                                            1,343               1,241
Income taxes payable                                                                      187                 366
                                                                                     --------            --------

Total current liabilities                                                               1,784               1,907
Note payable - long term                                                                  728               2,070
                                                                                     --------            --------

       Total liabilities                                                                2,512               3,977
                                                                                     --------            --------

STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value; 1,000 shares authorized;
       none issued or outstanding
Common stock, $.01 par value; 20,000 shares authorized;
       (2000, 8,481; 1999,  8,458 shares issued and outstanding)                           85                  85
Paid-in capital                                                                        18,019              18,019
Unearned stock grant compensation                                                        (235)               (254)
Common stock in Treasury, shares at cost (2000, 4; 1999, 28)                              (37)               (229)
Unrealized appreciation (depreciation) of investments, net of deferred
       income tax provision(benefit) , (2000, ($107); 1999, ($118))                      (207)               (228)
Retained earnings                                                                      38,417              29,858
                                                                                     --------            --------

       Total stockholders' equity                                                      56,042              47,251
                                                                                     --------            --------


           Total liabilities and stockholders' equity                                $ 58,554            $ 51,228
                                                                                     --------            --------



              The condensed financial statements should be read in
           conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

                                                                    Schedule II


                                 KAYE GROUP INC.
                              (Parent Company Only)
                         Condensed Statements of Income
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                              2000                1999                 1998
                                                            -------             --------             ---------
REVENUES:

       Net investment income (loss)                         $   107              $   206              $    (31)
       Equity in income of subsidiaries                      14,236               11,148                11,342

EXPENSES:

       Other operating expenses                                 480                  309                   314
       Interest expense                                         234                  316                   443
                                                            -------              -------              --------

Income before income taxes                                   13,629               10,729                10,554

       Provision for income taxes                             4,225                3,225                 3,272
                                                            -------              -------              --------

NET INCOME                                                  $ 9,404              $ 7,504              $  7,282
                                                            -------              -------              --------




                    The condensed financial statements should
             be read in conjunction with the consolidated financial
            statements and notes thereto and the accompanying notes.

                                                                    Schedule II


                                 KAYE GROUP INC.
                              (Parent Company Only)
                       Condensed Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                               2000             1999             1998
                                                                         ------------       ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $  9,404           $ 7,504           $ 7,282

Adjustment  to reconcile  net income to net cash
provided by (used in) operating activities:
       Deferred income tax benefit                                                21               (93)             (150)
       Restricted stock compensation                                              19                10
       Equity in net income of subsidiaries                                  (10,214)           (8,115)           (7,826)
       Dividends received from subsidiaries                                    3,900             3,886             4,060
       Realized (gain) loss on investment                                        (64)              274
       Change in assets and liabilities:
           Prepaid expenses and other assets                                      94                95               (20)
           Due from subsidiaries                                              (1,537)            1,228             1,294
           Accounts payable and other liabilities                                (46)             (211)             (263)
           Income taxes payable                                                 (179)             (202)              552
                                                                             -------           -------           -------

       Net cash provided by operating activities                               1,398             4,376             4,929
                                                                             -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of dividends                                                     (845)             (847)             (849)
       Notes payable-repayment                                                (1,240)           (1,145)           (7,575)
       Reissuance (acquisition) of treasury stock                                192              (571)
       Proceeds from borrowing                                                                                     5,000
       Capital contribution to subsidiary                                       (600)             (950)           (1,200)
                                                                             -------           -------           -------

       Net cash used in financing activities                                  (2,493)           (3,513)           (4,624)
                                                                             -------           -------           -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (1,095)              863               305

Cash and cash equivalents at beginning of period                               1,233               370                65
                                                                             -------           -------           -------

Cash and cash equivalents at end of period                                  $    138           $ 1,233           $   370
                                                                             -------           -------           -------


SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
       Interest expense                                                     $    234           $   316           $   480
       Income taxes                                                         $  4,066           $ 3,463           $ 2,870






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

                                                                     Schedule IV

                                KAYE GROUP INC.
                                  REINSURANCE
              For The Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

===================================================================================================

     Column A       Column B        Column C          Column D         Column E        Column F

===================================================================================================

                                                                                      Percentage
   Insurance          Gross      Ceded To Other      Assumed from                     of Amount
Premiums Earned       Amount        Companies      Other Companies     Net Amount   Assumed to Net
---------------------------------------------------------------------------------------------------

     2000            $11,070         $1,638            $21,054          $30,486           69%

     1999            $11,576         $  642            $15,846          $26,780           59%

     1998            $11,652         $  355            $13,392          $24,689           54%

                                                                     Schedule VI

                                 KAYE GROUP INC.
       SUPPLEMENTAL INFORMATION CONCERNING INSURANCE COMPANIES OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


================================================================================================================================

Column A       Column B       Column C        Column D     Column E   Column F   Column G         Column H          Column I

================================================================================================================================

                                                                                              Claims and Claim
                             Reserves For                                                    Adjustment Expenses
                            Unpaid Claims     Discount                                       Incurred Related to   Amortization
Affiliation     Deferred      And Claim        If Any                              Net           (1)      (2)      Of Deferred
   With        Acquisition    Adjustment     Deducted In    Unearned  Earned    Investment     Current   Prior     Acquisition
Registrant        Costs       Expenses        Column C      Premiums  Premiums    Income        Year     Years        Costs
--------------------------------------------------------------------------------------------------------------------------------

Foreign             $149          $246          N/A            $709     $1,459     $130          $348     ($88)        $307
Domestic           3,904        27,738          N/A          12,988     29,027    2,924        12,992     (982)       9,143
             -------------------------------------------------------------------------------------------------------------------

2000              $4,053       $27,984          N/A         $13,697    $30,486   $3,054       $13,340  ($1,070)      $9,450
             ===================================================================================================================

Foreign             $152          $260          N/A            $725     $1,598     $119          $375    ($144)        $335
Domestic           4,161        23,709          N/A          12,969     25,182    2,678        10,035     (542)       7,957
             -------------------------------------------------------------------------------------------------------------------

1999              $4,313       $23,969          N/A         $13,694    $26,780   $2,797       $10,410    ($656)      $8,292
             ===================================================================================================================

Foreign             $193          $295          N/A            $916     $1,957     $135          $313      $95         $414
Domestic           3,728        21,272          N/A          11,411     22,732    2,453         8,148      (60)       7,216
             -------------------------------------------------------------------------------------------------------------------

1998              $3,921       $21,567          N/A         $12,327    $24,689   $2,588        $8,461      $35       $7,630
             ===================================================================================================================


==================================================

Column A      Column J      Column K    Column L

==================================================


                 Paid
                Claims
Affiliation   and Claim                  Other
   With       Adjustment   Premiums    Operating
Registrant     Expenses     Written     Expenses
--------------------------------------------------

Foreign           $272       $1,443       $218
Domestic         9,905       28,584      2,947
            --------------------------------------

2000           $10,177      $30,027     $3,165
            ======================================

Foreign           $296       $1,408        $66
Domestic         6,514       26,414      2,847
            --------------------------------------

1999            $6,810      $27,822     $2,913
            ======================================

Foreign           $317       $1,742       $102
Domestic         6,147       22,796      2,178
            --------------------------------------

1998            $6,464      $24,538     $2,280
            ======================================