Form 10-Q
period 2001-03-31
KAYE GROUP INC
filed 2001-05-11
CIK 907575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to __________

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


                  --------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

                        As of April 18, 2001 - 8,487,676

- Total number of pages filed including cover and under pages 18
- Exhibit index is located on page 15

                                 KAYE GROUP INC.

                                      INDEX


                                                                        PAGE NO.

PART  I  FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets as of
March 31, 2001 and December 31, 2000                                        3

Consolidated Statements of Income for the
Three months ended March 31, 2001 and 2000                                  5

Consolidated Statements of Cash Flows for the
Three months ended March 31, 2001 and 2000                                  6

Consolidated Statements of Comprehensive Income for the
Three months ended March 31, 2001 and 2000                                  7

Notes to Unaudited Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                              11

Safe Harbor Disclosure                                                     14

PART  II   OTHER  INFORMATION                                              15

Item 1. - Financial Statements

                                      KAYE GROUP INC.
                                CONSOLIDATED BALANCE SHEETS
                         As of March 31, 2001 and December 31, 2000
                         (in thousands, except par value per share)

                                                                                     2001                  2000
                                                                                ---------------        -------------
                                                                                 (Unaudited)
ASSETS

INSURANCE BROKERAGE COMPANIES:
Current assets:
     Cash and cash equivalents
          (including short term investments, and funds held in a fiduciary
          capacity of $17,819 and $25,374)                                           $18,096               $26,591
     Premiums and other receivables                                                   33,945                41,744
     Prepaid expenses and other assets                                                 1,995                 2,025
                                                                                    --------              --------
     Total  current assets                                                            54,036                70,360

Fixed assets (net of accumulated depreciation of $7,322 and $6,827)                    5,632                 5,816
Intangible assets (net of accumulated amortization of $5,153 and $4,808)              11,624                11,472
Other assets                                                                             759                   665
                                                                                    --------              --------
     Total assets                                                                     72,051                88,313
                                                                                    --------              --------

PROPERTY AND CASUALTY COMPANIES:
Investments available-for-sale:
     Fixed maturities, at market value (amortized cost: 2001, $49,997;
         2000, $43,157)                                                               50,474                43,232
     Equity securities, at market value (cost:2001, $625; 2000, $8,610)                  625                 8,209
                                                                                    --------              --------
     Total investments                                                                51,099                51,441

Cash and cash equivalents                                                             13,606                12,784
Accrued interest and dividends                                                           904                   862
Premiums receivable                                                                    1,548                 1,985
Reinsurance recoverable on paid and unpaid losses                                      6,280                 4,600
Prepaid reinsurance premiums                                                           1,046                   949
Deferred acquisition costs                                                             3,150                 4,053
Deferred income taxes                                                                  1,135                 1,505
Other assets                                                                           4,328                 5,935
                                                                                    --------              --------
     Total assets                                                                     83,096                84,114
                                                                                    --------              --------

CORPORATE:
Cash and cash equivalents                                                                 79                   138
Prepaid expenses and other assets                                                         37                    59
Investments:
     Equity securities, at market value (cost:2001, $308, and 2000, $308)                308                   320
Deferred income taxes                                                                     71                    67
                                                                                    --------              --------
     Total assets                                                                        495                   584
                                                                                    --------              --------

     Total assets                                                                   $155,642              $173,011
                                                                                    ========              ========

     See notes to unaudited consolidated financial statements

                                      KAYE GROUP INC.
                                CONSOLIDATED BALANCE SHEETS
                         As of March 31, 2001 and December 31, 2000
                         (in thousands, except par value per share)

                                                                                     2001                  2000
                                                                                ---------------        -------------
                                                                                 (Unaudited)
LIABILITIES

INSURANCE BROKERAGE COMPANIES:
Current liabilities:
     Premiums payable and unearned commissions                                        $40,107               $53,095
     Accounts payable and accrued liabilities                                           5,175                 9,658
     Notes payable                                                                        392                   521
                                                                                    ---------             ---------
     Total current liabilities                                                         45,674                63,274
Notes payable                                                                             319                   320
Deferred income taxes                                                                     680                 1,083
                                                                                    ---------             ---------
     Total liabilities                                                                 46,673                64,677
                                                                                    ---------             ---------

PROPERTY AND CASUALTY COMPANIES:
Liabilities:
     Unpaid losses and loss expenses                                                   28,941                27,984
     Unearned premium reserves                                                         10,886                13,697
     Accounts payable and accrued liabilities                                           7,289                 7,532
     Other liabilities                                                                    631                   567
                                                                                    ---------             ---------
     Total liabilities                                                                 47,747                49,780
                                                                                    ---------             ---------

CORPORATE:
Current liabilities:
     Accounts payable and accrued liabilities                                             227                   254
     Loan payable                                                                       1,744                 1,343
     Income taxes payable                                                               1,067                   187
                                                                                    ---------             ---------
     Total current liabilities                                                          3,038                 1,784
Loan payable-long-term                                                                                          728
                                                                                    ---------             ---------
     Total liabilities                                                                  3,038                 2,512
                                                                                    ---------             ---------

     Total liabilities                                                                 97,458               116,969
                                                                                    ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 1,000 shares authorized;
          none issued or outstanding
     Common stock, $.01 par value; 20,000 shares authorized;
          shares issued and outstanding (2001, 8,488; 2000, 8,481)                         85                    85
     Paid - in capital                                                                 18,080                18,019
     Accumulated other comprehensive income (loss), net of deferred
          income tax liability (benefit)  (2001, $162; 2000, ($107))                      315                  (207)
      Unearned stock grant compensation                                                  (230)                 (235)
      Retained earnings                                                                39,971                38,417
      Common stock in Treasury, shares at cost (2001, 4; 2000, 4)                         (37)                  (37)
                                                                                    ---------             ---------

     Total stockholders' equity                                                        58,184                56,042
                                                                                    ---------             ---------


     Total liabilities and stockholders' equity                                      $155,642              $173,011
                                                                                    =========             =========

     See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the three months ended ended March 31, 2001 and 2000
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                           2001                  2000
                                                                      --------------         -------------
INSURANCE BROKERAGE COMPANIES
Revenues:
     Commissions and fees - net                                           $10,546                $8,777
     Investment income                                                        284                   333
                                                                         --------               -------
     Total revenues                                                        10,830                 9,110
                                                                         --------               -------
Expenses:
     Compensation and benefits                                              5,981                 5,645
     Amortization of intangibles                                              345                   287
     Other operating expenses                                               3,330                 3,174
                                                                         --------               -------
     Total operating expenses                                               9,656                 9,106
                                                                         --------               -------
     Interest expense                                                         178                   208
                                                                         --------               -------
     Income (loss) before merger expenses and income taxes                    996                  (204)
                                                                         --------               -------
PROPERTY AND CASUALTY COMPANIES
Revenues:
     Net premiums written                                                   5,188                 2,951
     Change in unearned premiums                                            2,908                 4,113
                                                                         --------               -------
     Net premiums earned                                                    8,096                 7,064
     Net investment income                                                    789                   784
     Net realized gain (loss) on investments                                 (111)                  385
     Other income                                                              20                    18
                                                                         --------               -------
     Total revenues                                                         8,794                 8,251
                                                                         --------               -------
Expenses:
     Losses and loss expenses                                               3,380                 2,751
     Acquisition costs and general and administrative expenses              3,315                 2,775
                                                                         --------               -------
     Total expenses                                                         6,695                 5,526
                                                                         --------               -------
     Income before merger expenses and income taxes                         2,099                 2,725
                                                                         --------               -------

CORPORATE
Revenues - Net investment income                                                3                    14
Expenses:
     Other operating expenses                                                 103                    83
     Interest expense                                                          40                    67
                                                                         --------               -------
     Net expenses before merger expenses and income taxes                    (140)                 (136)
                                                                         --------               -------

INCOME BEFORE MERGER EXPENSES AND INCOME TAXES                              2,955                 2,385

     Merger expenses                                                          469
                                                                         --------               -------

INCOME BEFORE INCOME TAXES                                                  2,486                 2,385

Provision (benefit) for income taxes
     Current                                                                1,026                 1,383
     Deferred                                                                (306)                 (620)
                                                                         --------               -------
     Total provision for income taxes                                         720                   763
                                                                         --------               -------

NET INCOME                                                                 $1,766                $1,622
                                                                         ========               =======

EARNINGS PER SHARE
     Basic                                                                  $0.21                 $0.19
     Diluted                                                                $0.20                 $0.19

Weighted average of shares outstanding - basic                              8,485                 8,461

Weighted average shares outstanding and
share equivalents outstanding - diluted                                     8,956                 8,669

See notes to unaudited consolidated financial statements

                                 KAYE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)
                                   (UNAUDITED)

                                                                              2001            2000
                                                                            --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $1,766          $1,622
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Deferred acquisition costs                                                 903           1,359
     Amortization of bond premium - net                                         174             157
     Deferred income taxes                                                     (306)           (620)
     Net realized loss (gains) on investments                                   111            (385)
     Depreciation and amortization expense                                      847             594
     Change in assets and liabilities:
          Accrued interest and dividends                                        (42)            (15)
          Premiums and other receivables                                      6,445           6,300
          Prepaid expenses and other assets                                   1,907             (79)
          Premiums payable and unearned commissions                         (12,978)         (9,447)
          Accounts payable and accrued liabilities                           (4,750)         (2,736)
          Unpaid losses and loss expenses                                       957             360
          Unearned premium reserves                                          (2,811)         (4,015)
          Income taxes payable                                                  880           1,219
                                                                           --------        --------

          Net cash used in operating activities                              (6,897)         (5,686)
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments available - for - sale :
   Purchase of fixed maturities                                             (20,351)         (3,997)
   Purchase of equity securities                                               (368)         (4,531)
   Maturities of fixed securities                                               845             934
   Sales of fixed securities                                                 12,737             249
   Sales of equity securities                                                 7,927           2,768
Purchase of fixed assets                                                       (336)           (212)
Acquisition payments                                                           (693)           (708)
                                                                           --------        --------

          Net cash used in investing activities                                (239)         (5,497)
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition debt-repayment                                                      (93)            (94)
Notes and loan payable-repayment                                               (364)           (314)
Payment of dividends                                                           (212)           (211)
Proceeds from issuance of common stock                                           19
Receipts under deposit contracts                                                 54
                                                                           --------        --------

          Net cash used in financing activities                                (596)           (619)
                                                                           --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (7,732)        (11,802)
Cash and cash equivalents at beginning of period                             39,513          43,238
                                                                           --------        --------

Cash and cash equivalents at end of period                                  $31,781         $31,436
                                                                           ========        ========

Supplemental cash flow disclosure:
     Interest expense                                                          $275            $282
     Income taxes                                                              $146            $164

Noncash financing activity:
     Reissuance of treasury stock for an acquisition                                            $42

See notes to unaudited consolidated financial statements

                                KAYE GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)
                                   (UNAUDITED)

                                                                                                      2001          2000
                                                                                                   ----------     ---------
NET INCOME                                                                                           $1,766         $1,622
                                                                                                     ======        =======

Other comprehensive income:

      Unrealized holding gains arising during the period, net of
      deferred income tax liability  (2001, $230; 2000, $119)                                           446            232

      Less: reclassification adjustment for loss (gains) included in net income, net of
      deferred income tax (benefit) liability (2001, ($39); 2000, $130)                                  76           (254)
                                                                                                     ------        -------

      Total other comprehensive income                                                                  522            (22)
                                                                                                     ------        -------

COMPREHENSIVE INCOME                                                                                 $2,288         $1,600
                                                                                                     ======        =======

                                 KAYE GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) General

     The consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited, have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2001 are not indicative of results for the full year.

     These financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Form 10-K. The December 31, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     The identifiable segment assets, operating profits and income before income taxes are shown on the accompanying Consolidated Balance Sheets and Statements of Income. The following table is a summary of certain other segment information for the three months ended March 31, 2001 and 2000:

                                                   Business Segments
-------------------------------------------------------------------------------------------------------------

                                            3 months ended March 31, 2001  3 months ended March 31, 2000
                                            -----------------------------  -----------------------------
                                            Insurance         Property &        Insurance         Property &
 (in thousands)                             Brokerage         Casualty          Brokerage         Casualty
 ------------------------------------------------------------------------------------------------------------
Revenue from external sources                $10,263           $8,096            $8,778            $7,064
Revenue from other segments                      283               20                (1)               18
Interest income from other segments              --                67                --                65
Depreciation and amortization expense            839            2,501               585             2,182
Capital expenditures                             336               --               212                --


3) Loan Payable

     The 7.8% Term Loan due through 2002 is secured by the stock of the Property and Casualty Companies. Certain covenants exist on this loan, the most significant being the requirement to maintain a minimum GAAP net worth, minimum statutory surplus in the insurance companies, a fixed ratio of net premiums to surplus and a minimum debt service coverage. At March 31, 2001, the Company was in compliance with the covenants under the loan agreement.

     The Company's required principal payments on the Term Loan are $1,744,000 in 2001. The Term Loan is required to be paid in full on the change in control date related to the pending merger with HUB International Limited. Interest expense for the loan for the three months ended March 31, 2001 and 2000 were $40,000 and $67,000 respectively.

     In addition, the Company has available a $4,500,000 revolving line of credit through 2001 at a rate of LIBOR plus 175 basis points or the banks' base rate. The line is also secured by the stock of the Property and Casualty Companies. The proceeds are available for general operating needs and acquisitions. At March 31, 2001 no amount was outstanding on the revolving line of credit. A quarterly fee is assessed in the amount of .05% on the unused balance.

4) Letters of Credit

     The Company maintains letters of credit totaling $3,200,000 and $700,000 at March 31, 2001 and 2000, respectively and has established trust funds in order to satisfy collateral requirements of certain reinsurance agreements. The letters of credit are secured by certain cash deposits.

5) Treasury Stock

     The Company's repurchases of shares of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are reissued the Company uses a first-in, first-out method and the excess of re-issuance price over repurchase cost is treated as an increase of paid-in capital. Net issuances of treasury stock for the three months ended March 31, 2001 and 2000 amounted to 0 and 5,062 shares, respectively.

6) Earnings Per Share

     Earnings per common share for the three months ended March 31, 2001 and 2000 have been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding (in thousands, except per share amounts):

                                                          Three months ended
                                                              March 31,
                                                      --------------------------
                                                         2001          2000
                                                         ----          ----

Net income (numerator)                                  $1,766        $1,622
                                                        ------        ------

Weighted average common shares and effect of
dilutive shares used in the computation of
earnings per share:
         Average shares outstanding-basic                8,485         8,461
         Effect of dilutive shares                         471           208
                                                        ------        ------
         Average shares outstanding-diluted
         (denominator)                                   8,956         8,669
                                                        ------        ------
Earnings per common share:
         Basic                                           $0.21         $0.19
         Diluted                                         $0.20         $0.19

7) Dividends

     On March 20, 2001 the Board of Directors declared a quarterly dividend of $.025 per share, payable April 20, 2001 to stockholders of record on March 30, 2001.

8) Changes in Accounting Policies - Newly Adopted Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended), Accounting for Deriavative Instruments and Hedging Activities. This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement is effective for all fiscal quarters and fiscal years beginning after December 31, 2000. The Company does not have any derivative instruments and therefore SFAS No. 133 has no impact on the Company's financial statements.

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

     Corporate Operations include those activities that benefit the Company in its entirety and cannot be specifically identified to either the Insurance Brokerage Companies or the Property and Casualty Companies. Such activities primarily consist of debt servicing and public company expenses, including investor relations costs. In addition, Corporate Operations include an investment in Arista Investors Corp. ("Arista").

Results of Operations

Three months ended March 31, 2001
compared with three months ended March 31, 2000

Net Income

     Net Income for the three months ended March 31, 2001 increased by $145,000 (9%) to $1,766,000 or basic earnings per share of $0.21 compared to $1,622,000 or $0.19 for the same period last year, as explained below.

Insurance Brokerage Companies

     Income before merger expenses and income taxes increased by $1,200,000 to $996,000 in 2001 from a loss of $204,000 in 2000 primarily due to higher revenues partially offset by higher compensation and benefits and other operating expenses, as discussed below.

     Total revenues in 2001 were $10,830,000 compared with $9,110,000 in 2000, an increase of $1,720,000 (19%). Gross commissions and fees were higher by $3,078,000 (29%) primarily as a result of new business exceeding lost business and price increases on certain lines of business. The commission expense rate (defined as commissions incurred to independent producers as a percentage of gross commissions and fees) to produce new and renewal business increased from 20% to 26% which resulted in a decrease in net commissions and fees of approximately $685,000. Investment income decreased by $49,000 (15%) primarily due to lower interest rates.

     Compensation and benefits increased by $336,000 (6%) to $5,981,000 in 2001 compared to $5,645,000 in 2000. The increase was mainly due to annual incentive-based compensation.

     Amortization of intangibles increased by $58,000 (20%) to $345,000 in 2001 compared with $287,000 in 2000 due to an adjustment of certain intangibles.

     Other operating expenses increased by $156,000 (5%) to $3,330,000 in 2001 from $3,174,000 in 2000. The increase was mainly due to higher depreciation expenses.

     Interest expense decreased by $30,000 (14%) from $178,000 in 2001 as compared to $208,000 in 2000 primarily due to lower interest rates.

Property and Casualty Companies

     Income before merger expenses and income taxes decreased by $626,000 (23%) to $2,099,000 in 2001 from $2,725,000 in 2000. The decrease was primarily due to a realized capital loss and an increase in the combined ratio offset by an increase in net premiums earned, as discussed below.

     Net premiums earned for 2001 increased by $1,032,000 (15%) to $8,096,000 from $7,064,000 in 2000. The increase was primarily due to growth of the residential real estate and main street programs.

     The net realized loss on investments was $111,000 in 2001 as compared to a gain of $385,000 in 2000. The loss resulted from management's decision to replace public equities and corporate bonds with United States Treasury bonds.

     Net investment income was $789,000 in 2001 as compared to $784,000 in 2000.

     The loss ratio (loss incurred expressed as a percentage of premiums earned) increased to 42% in 2001 compared to 39% in 2000. This increase was due to the growth in the reinsurance liability business that generally experiences a higher loss frequency.

     The acquisition costs and general and administrative expenses ratio increased to 41% in 2001 compared to 39% in 2000. The increase was due to higher general and administrative expenses relating to inter-company management fees.

Corporate

     Net expenses before merger expenses and income taxes increased in 2001 by $4,000 to $140,000 from $136,000 in 2000.

Merger Expenses

     Merger expenses of $469,000 were incurred related to the previously announced pending merger with Hub International Limited. These expenses are not deductible for tax purposes.

Provision for Income Taxes

     The provision for income taxes for 2001 and 2000 was $720,000 and $763,000, respectively, resulting in an effective tax rate of 29% and 32% for 2001 and 2000. The 2001 provision includes an adjustment to reflect the tax on the Company's 2000 income tax returns partially offset by non-deductible merger expenses.

Financial Condition and Liquidity

     Management believes that the Company's operating cash flow, along with its cash and cash equivalents will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs during the next twelve months and the foreseeable future. The Company has no capital commitments that are material individually or in the aggregate. The Term Loan becomes current due to the pending merger with HUB International Limited. The Company does not see any liquidity issues with this matter.

     Total assets decreased by $17,369,000 (10%) to $155,642,000 at March 31, 2001 from $173,011,000 at December 31, 2000. Total liabilities decreased by $19,511,000 (17%) to $97,458,000 at March 31, 2001 from $116,969,000 at December
31, 2000. These decreases were primarily due to decreases in brokerage segment fiduciary assets and liabilities (insurance premiums) due to seasonality.

     Stockholders' equity increased by $2,142,000 (4%) to $58,184,000 at March 31, 2001, from $56,042,000 at December 31, 2000. The increase in equity resulted from net income of $1,766,000, an increase in net unrealized appreciation of investments of $522,000, $61,000 for issuances of common stock for employee exercise of stock options and for the SRW acquisition, and $5,000 related to amortization of unearned compensation under the Company's Stock Performance Plan, offset by dividends paid of $212,000.

     The Company maintains a substantial level of cash and liquid short-term investments, which are used to meet anticipated payment obligations, primarily premiums payable to insurance markets. As of March 31, 2001, the Company had cash and cash equivalents of $31,781,000. Of the Company's total investments, certain amounts are pledged or deposited into trust funds to collateralize the Company's obligations under reinsurance agreements.

     As presented in the Consolidated Statements of Cash Flows, the Company's cash and cash equivalents decreased by $7,732,000 for the period March 31, 2001. Operating activities used cash of $6,897,000. Investing activities used cash of $239,000 for the net purchase of investments and fixed assets, and acquisition payments. Financing activities used cash of $596,000 for payments of dividends and loan repayments.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit
Number   Description

11        Earnings Per Share Calculation

     b) Reports on Form 8-K

Exhibit  99.8 - On January  20,  2001 the  Company  reported  HUB  International
Limited agreed to acquire Kaye Group Inc. (a copy of which was filed with the commission on January 20, 2001).

Exhibit 99.9 - On April 20, 2001 the Company reported HUB International Limited elects to pay all cash for Kaye Group Inc. (a copy of which was filed with the commission on April 20, 2001).

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


                                                KAYE GROUP INC.
                                                ----------------
                                                   Registrant




May 10, 2001               /s/    Bruce D. Guthart
                           ------------------------------------------
                           Bruce D. Guthart, Chairman, President and
                           Chief Executive Officer



May 10, 2001               /s/    Michael P. Sabanos
                           -------------------------------------------------
                           Michael P. Sabanos, Executive Vice President and
                           Chief Financial Officer

                            KAYE GROUP INC                            EXHIBIT 11
                   Earnings Per Share Calculation                    Page 1 of 2
                    For the Three Months Ended March 31, 2001

                 Shares outstanding at 12/31/00                                             8,481,471         (A)

       Plus: Shares issued on exercise of stock options                                         3,800
                Shares issued to SRW per acquisition agreement                                  5,482
       Less:Shares forfeited - Stock Performance Plan                                          (3,077)
                                                                                          -----------
                                             Balance @ 3/31/01                              8,487,676         (B)

                                                                                          -----------
                                         Weighted average @ 3/31/01                         8,484,574      [(A)+(B)]/2
                                                                                          -----------


                                                                                           Three months
                                                                                              ended
                                                                                          March 31,2001
                                                                                          -------------


       Net Income                                                                          $1,766,000 (1)


 I.Average Shares:                                                                          8,484,574 (2)


II.Basic EPS                                                                                   0.2081 (1)/(2)
                                                                                          ===========

III.Diluted EPS

                       Weighted Average Shares                                              8,484,574 (2)
                       Dilution                                                               471,610 (3)
                                                                                          -----------
                                                                                            8,956,183 (4)
                                                                                          -----------


                       Diluted EPS                                                            0.1972(1)/(4)
                                                                                          ===========

                            KAYE GROUP INC                            EXHIBIT 11
                   Earnings Per Share Calculation                    Page 2 of 2
                    For the Three Months Ended March 31,2001

  IV.    Outstanding at December 31, 2000
                                                                                               Weighted
                                               Units          Price/Share     Proceeds          Average            Proceeds
                                               -----          -----------     --------          -------            --------
A. Options (08/17/93)                         75,500             $10.000      $755,000           75,500              755,000
   Options (01/24/94)                          5,000              10.910        54,550            5,000               54,550
   Options (02/03/94)                            500              11.630         5,815              500                5,815
   Options (09/13/95)                         15,000               7.880       118,200           15,000              118,200
   Options (10/25/95)                         39,750               8.430       335,093           39,750              335,093
   Options (05/15/96)                         10,000               7.060        70,600           10,000               70,600
   Options (12/27/96)                         15,000               5.000        75,000           15,000               75,000
   Options (02/01/97)                         35,000               5.000       175,000           35,000              175,000
   Options (02/25/97)                        148,950               5.060       753,687          152,850              773,421
   Options (04/15/97)                        200,000               5.000     1,000,000          200,000            1,000,000
   Options (07/01/97)                         10,000               4.970        49,700           10,000               49,700
   Options (10/31/97)                         15,000               8.030       120,450           15,000              120,450
   Options (12/31/97)                          5,000               6.640        33,200            5,000               33,200
   Options (10/30/98)                         20,000               6.170       123,400           20,000              123,400
   Options (12/10/98)                         21,300               6.600       140,580           21,550              142,230
   Options (02/15/99)                            160               7.410         1,186              480                3,557
   Options (02/24/99)                         40,000               7.380       295,200           40,000              295,200
   Options (10/29/99)                         20,000               8.240       164,800           20,000              164,800
   Options (11/01/99)                         44,900               8.240       369,976           46,700              384,808
   Options (12/15/99)                        252,500               7.500     1,893,750          252,500            1,893,750
   Options (1/04/00)                           3,000               8.310        24,930            3,000               24,930
   Options (05/15/00)                        122,500               7.500       918,750          122,500              918,750
   Options (10/10/00)                          1,000               7.070         7,070            1,000                7,070
   Options (10/31/00)                         20,000               6.900       138,000           20,000              138,000
   Options (11/16/00)                            750               7.500         5,625              750                5,625
                                          ----------                        ----------       ----------           ----------
                                           1,120,810                        $7,629,561        1,127,080(5)         7,668,148
                                          ==========                        ==========       ==========           ==========

   Dilutive Shares                         1,127,080(5)                      7,668,148(6)
                                          ==========                        ==========


   V.    Average market value/share                                             Average                Close on
                                                                                 Close                 last day
                                                                            =============
                                January                                          9.635
                                February                                        12.569
                                March                                           12.892                  13.125
                                                                           -----------
                                         Hash total 3 mths                      35.096
                                                                           ===========


                                                                                     3
                                                                           -----------
                         Average price per share Three mths                     11.699
                                                                           ===========


  VII.   Diluted
                                                                            Three Months
                                                                          ---------------

                         Total Proceeds from exercise                       $7,668,148 (6)
                         Divided by average price                               11.699

                         Repurchase shares of                                  655,470 (7)

                         Shares issued (options)                             1,127,080 (5)
                                                                           -----------
                         Dilution - Shares                                     471,610 (3) = (5)-(7)
                                                                           ===========